Form 10QSB
period 2006-09-30
CASSIDY MEDIA, INC.
filed 2006-11-14
CIK 1369092

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 333-1366149

CASSIDY MEDIA, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State of incorporation)	20-5022973 (IRS Employer ID Number)

P.O. Box 49, 134 Suncook Valley Road,
Center Barnstead, New Hampshire 03225
(Address of principal executive offices)

(702) 943-0714
(Issuer's telephone number)

______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Number of shares of common stock outstanding as of November 13, 2006: 12,000,000 shares of common stock.

Transitional Small Business Format  Yes  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO [ ]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CASSIDY MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
SEPTEMBER, 30, 2006
(Unaudited)

ASSETS

Current Assets:
Cash	$380

Total Current Assets	380

Deferred Offering Costs	25,752

Total Assets	$26,132

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accrued Liabilities	$3,263
Loans Payable - Related Party	1,352

Total Current Liabilities	4,615

Long-Term Debt	17,000

Total Liabilities	21,615

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, none issued and outstanding	-
Common Stock, $.0001 par value; 500,000,000 shares authorized, 9,000,000 shares issued and outstanding	900
Additional Paid-In Capital	9,950
Deficit Accumulated During the Development Stage	(6,333)

Total Stockholders’ Equity	4,517

Total Liabilities and Stockholders’ Equity	$26,132

The accompanying notes are an integral part of these financial statements.

CASSIDY MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30, 2006		For the Period June 7, 2006 (Inception) To September 30, 2006

Net Revenues		$-		$-

Costs and Expenses:
Start Up Costs		1,925		1,925
Professional Fees		3,500		3,500
Other General and
Administrative Expenses		662		662

Total Costs and Expenses		6,087		6,087

Loss from Operations before Other
Income (Expense)		(6,087)		(6,087)

Other Income (Expense):
Interest Expense		(263)		(263)
Interest Income		17		17

Total Other Income (Expense)		(246)		(246)

Net Loss	$	(6,333)	$	(6,333)

Basic and Diluted Loss Per Share		$0.00		$0.00

Weighted Average Basic and Diluted Shares Outstanding		9,000,000		9,000,000

The accompanying notes are an integral part of these financial statements.

CASSIDY MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD JUNE 7, 2006 (INCEPTION) TO SEPTEMBER 30, 2006
(Unaudited)

Cash Flows from Operating Activities:
Net Loss	$	(6,333)
Adjustments to Reconcile Net Loss to Net Cash Used
in Operating Activities:
Common Stock Issued for Services		850
Changes in Assets and Liabilities:
Increase in Accrued Liabilities		3,263

Net Cash Used in Operating Activities		(2,220)

Cash Flows from Investing Activities:		-

Cash Flows from Financing Activities:
Proceeds of Borrowings		17,000
Proceeds from Sale of Common Stock		10,000
Advances from Related Party		1,352
Payments of Deferred Offering Costs		(25,752)

Net Cash Provided by Financing Activities		2,600

Increase in Cash		380

Cash - Beginning of Period		-

Cash - End of Period		$380

Supplemental Disclosures of Cash Flow Information:
Interest Paid		$-
Income Taxes Paid		$-

The accompanying notes are an integral part of these financial statements.

CASSIDY MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 -  Basis of Presentation

In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These financial statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $6,333 for the period June 7, 2006 (inception) to September 30, 2006. In addition, the Company had a working capital deficit of $4,235 at September 30, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurance that sufficient funds will be generated during the next year or thereafter from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital could force the Company to curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. The Company currently plans to raise approximately $90,000 through a private placement of its securities. There can be no assurances that the Company will be able to raise the additional funds it requires.

The accompanying condensed financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 2 - Long-Term Debt

Long-term debt consists of the following:

Note payable to an entity that is also a stockholder, with a borrowing line of up to $20,000, bearing interest at 8% per annum and principal and interest payable July 5, 2008	$17,000

Maturities of long-term debt are as follows:

Twelve Months Ending During
July 31, 2007	$-
July 31, 2008	17,000

$17,000

CASSIDY MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - Loans Payable - Related Party

Loans payable to the Company’s CEO represents advances made during the quarter ended September 30, 2006 bearing interest at 8% per annum that are payable on demand.

NOTE 4 - Common Stock

In June 2006 the Company issued 8,500,000 shares of common stock valued at $800 to the Founders of the Company for services.

In July 2006 the Company sold 500,000 shares of common stock for $10,000 to private investors.

NOTE 5 - Subsequent Events

On October 15, 2006, The Company closed its offering to the public of up to a maximum of 3,000,000 shares of its common stock. The Company sold 3,000,000 shares in the Offering for gross proceeds of $90,000. Expenses of the Offering amounted to approximately $26,000.

Item 2.  Management’s Discussion and Analysis or Plan of Operations.

As used in this Form 10-QSB, references to the "Company," "we," “our” or "us" refer to Cassidy Media, Inc. unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-QSB. This Form 10-QSB contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Overview

We were incorporated on June 7, 2006 in the State of Nevada. We are a development stage company, have not yet commenced operations, and have no revenues.

We intend to become an online marketing and media solutions firm. We will provide to our clients consulting services with respect to the creative process, production, planning and placement of online advertisements.

In comparison to other media, online advertising has the unique capacity of being targeted and adapted based on consumers’ behaviors, facilitating immediate sales, and accurately measuring consumer responses to advertisements. The impact of traditional banner advertising campaigns has been limited. The online industry has recognized the need for more effective online advertising products. As a result, we will focus on developing products and services that engage online users and encourage their interaction. The Company’s capacity to quickly deliver content in a highly appealing fashion will allow more effective uses of corporate online marketing budgets, generate significantly higher returns on advertising investments, and will thus revolutionize the online advertising industry.

The Company’s core offering will be media marketing products, which include the following:

1.  Web Site Development. Since internet use has exploded over the last decade, large corporations have all created internet sites. Today, premium internet site development is a business requirement for all companies. We will offer internet site development services that will be appealing, user-friendly, sophisticated, informative and interactive.

2.  Internet Commercials & Flash Banners. This product is designed to allow clients to reap rewards from the convergence of television and online advertising by delivering television style commercials in 5-7 second (typically) online commercials. Since internet commercials are a short, targeted, sophisticated form of advertisement that closely resembles television ads, they are more likely to be viewed than other online advertising media. While traditional banners have not been as effective as hoped, there is a continuing demand for banner advertisements in online media. We will provide this service to clients at their request.

3.  Presentations. This product is intended to enable clients to capitalize on the ability to make product demonstrations and online manuals available to the worldwide market 24 hours a day, thus greatly reducing per-viewing costs. Corporations utilize this product to present their products to qualified consumers, and the consumers can instantly proceed to a linked e-commerce destination that processes orders for the product. Additionally, presentations can be provided on CD or MP-3 formats.

Our primary customers are advertising and marketing executives of large corporations whose primary goals are creating corporate image, brand recognition and maximizing profits from online sales. The foremost challenge that most companies face is delivering a captivating and effective message quickly. Internet users exercise control over their online experience, which creates greater difficulties in engaging a user's attention online than on traditional broadcast media, such as radio or television, which relies on the passive reception of messages. Therefore, an effective Internet advertisement must capture and keep the attention of its target viewer in order for it to be effective.

A secondary challenge faced by most companies is difficulty in differentiation. The number of internet sites and internet advertisements has increased dramatically, due in part to growth in the number of internet users, the advent of easy-to-use Web site authoring software and the continuing growth of electronic commerce. As a result, internet publishers increasingly face difficulty in differentiating themselves to prospective advertisers and in gaining access to advertising decision makers.

We intend to help our clients acquire and retain their customers by delivering content in a way that engages the user and allows him/her to interact with the medium. Consumers use the internet for two reasons - to get information and/or to be entertained. We believe that by creating interesting, appealing internet advertising, companies can attract and keep users, thereby exposing them to more branding and more advertisements, thus maximizing the return on the clients’ online advertising investments.

Plan of Operation

We do not expect to generate any revenues over the next twelve months. Initially, we will focus on building a management team that is both experienced and respected in the field of advertising. Once in place, our management will then develop a sales and marketing strategy that will employ a number of promotional tools to reach prospective clients. These tools will include high impact television advertising in business and technology programs, print advertising in business and technology, general news and advertising industry publications, Internet marketing via use of internet commercials, cooperative advertising, trade shows, and other events.

We will also use our own production skills to develop advertisements to market our services on the internet and to help establish our own brand. We may also employ direct marketing campaigns utilizing our products to demonstrate the effectiveness of our services.

As of September 30, 2006, we had $380 in cash. We incurred a net loss of $6,333 for the period June 7, 2006 (inception) to September 30, 2006. In addition, we had a working capital deficit of $4,235 at September 30, 2006.

On October 15, 2006, we closed our offering to the public of up to a maximum of 3,000,000 shares of our common stock. We sold 3,000,000 shares in such offering for gross proceeds of $90,000. Expenses of the offering amounted to approximately $26,000. In order to implement our marketing plans, we may need to raise additional funds. We have no specific plans, understandings or agreements with respect to the raising of such funds, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, our inability to raise funds for a marketing program may have a severe negative impact on our ability to remain a viable company.

Going Concern Consideration

The condensed financial statements contained in this Report have been prepared on a ‘going concern’ basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed in this Report, there is a significant risk that we will be unable to continue as a going concern, in which case, you would suffer a total loss on your investment in our company.

Off-Balance Sheet Arrangements

None.

Item 3.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Quarterly Report on Form 10-QSB and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended September 30, 2006.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit No.	Description	Where Found

31.1	Rule 13a-14(a)/15d14(a) Certifications of Kimberly A. Hennessey, the President, Chief Executive Officer, Chief Financial Officer, and Director	Attached Hereto

31.2	Rule 13a-14(a)/15d14(a) Certifications of Nicole Gagne, the Secretary	Attached Hereto

32.1	Section 1350 Certifications of Kimberly A. Hennessey, the President, Chief Executive Officer, Chief Financial Officer, and Director	Attached Hereto

32.2	Section 1350 Certifications of Nicole Gagne, the Secretary	Attached Hereto

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2006

CASSIDY MEDIA, INC.

By:	/s/ Kimberly A. Hennessey
Name: Kimberly A. Hennessey
Title: President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Financial, and Accounting Officer)

By:	/s/ Nicole Gagne
Name: Nicole Gagne
Title: Secretary