Form 10KSB
period 2006-12-31
CASSIDY MEDIA, INC.
filed 2007-03-29
CIK 1369092

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to________________

Commission file number 333-136614

Cassidy Media, Inc.
(Name of small business issuer in its charter)

Nevada	20-5022973
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Cassidy Media, Inc.
P.O. Box 49, 134 Suncook Valley Road,
Center Barnstead, New Hampshire 03225
(Address of principal executive offices)
(Zip Code)

Issuer’s telephone number Phone: (702) 943-0714

Securities registered under Section 12(b) of the Exchange Act:
Title of each class
None
Name of each exchange on which registered
N/A
Securities registered under Section 12(g) of the Exchange Act:
common stock, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

State issuer’s revenues for its most recent fiscal year. 0

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 26, 2007, was 0, as there is no bid and ask price of the stock.

As of March 26, 2007, we had outstanding 12,000,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

TABLE OF CONTENTS
Page
Cautionary Statement for Forward Looking Information

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or future financial performance. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this Annual Report. Forward-looking statements are often identified by words like: "believe", "expect", "estimate", "anticipate", "intend", "project" and similar expressions or words which, by their nature, refer to future events. In some cases, you can also identify forward-looking statements by terminology such as "may", "will", "should", "plans", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks discussed in Item 1 under the caption “Factors that May Affect Future Results”, that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In addition, you are directed to factors discussed in Items 1 (Business), 6 (Management's Discussion and Analysis or Plan of Operation) as well as those discussed elsewhere in this Annual Report.

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

As used in this Annual Report, references to “our company,” “Company,” “we” or “us” refers to Cassidy Media, Inc., unless otherwise specifically stated or the context requires otherwise.

ITEM 1. Description of Business

Our Corporate History

We were incorporated under Nevada law on June 7, 2006. We are a development stage company that has not generated any revenue. We have no employees other than our two officers who also serve on our board.

Since inception, we have focused on becoming an online marketing and media solutions firm as well as an offering of our shares to raise capital. On October 15, 2006, we closed our offering to the public of 3,000,000 shares of our common stock pursuant to a registration statement filed with the Securities and Exchange Commission. We generated gross proceeds of $90,000.

Our offices are located at. P.O. Box 49, 134 Suncook Valley Road, Center Barnstead, New Hampshire 03225. Our telephone number is (702) 943-0714.

Summary

We have not generated any revenue to date from our business and are a development stage company. We are focused on becoming an online marketing and media solutions firm to maximize the value of our clients' advertising and e-Business by providing effective online marketing. We expect to attain this goal by providing clients with assistance through the creative process, production, planning and placement of online advertisements.

Over the past few years, corporations have increasingly recognized the tremendous potential advantages of online marketing. These advantages include;

•	Instant ability to buy - consumers can purchase on impulse.
•	Permission Marketing - ads can be targeted to a market of consumers who choose to see the advertisements.
•	Viral Marketing - appealing media spreads like wildfire on the internet.
•	Adaptive Marketing - media can be adapted in response to ongoing market research.
•	Economies of Scale - 24 hour worldwide accessibility lowers the per-viewing cost.
•	Ease of Information - consumers can learn about a product or service at their convenience.
•	Measurement - results can be measured easily and effectively.

We hopes to assist prospective clients to realize these advantages by building a management team that is both experienced and respected in the field of advertising. Once in place, management will then recruit personnel for both the technical and creative staff and begin operations.

We do not have sufficient capital to operate our business and will require additional funding to sustain operations through the next twelve months. There is no assurance that we will have revenue in the future or that we will be able to secure the necessary funding to develop our business.

On-Line Advertising Overview

Online advertising expenditures are expected to continue to grow in the coming years. However, the industry remains largely fragmented and without an established leader. As the industry expands, businesses are eagerly seeking higher returns on their advertising dollars. Many potential advertisers, particularly those who have relied heavily on passive reception of their TV and radio ads, have not yet committed substantial portions of their advertising budgets to online media.

Objectives

We hope to facilitate more diverse advertising opportunities and to enable higher returns on advertising investments for our clients by producing effective online media that will provide businesses with increased sales, successful branding, and ultimately more profits.

Products and Services

In comparison to other media, online advertising has the unique capacity of being targeted and adapted based on consumers behaviors, facilitating immediate sales, and accurately measuring consumer responses to advertisements. The impact of traditional banner advertising campaigns has been limited. The online industry has recognized the need for more effective online advertising products. As a result, we will focus on developing products and services that engage online users and encourage their interaction. The Company’s capacity to quickly deliver content in a highly appealing fashion will allow more effective uses of corporate online marketing budgets, generate significantly higher returns on advertising investments, and will thus revolutionize the online advertising industry. The company’s core offering will be media marketing products, which include the following:

•	Development of dynamic, interactive web sites that combine content and style
•	Effective online advertising tools such as on-line commercials and flash banners
•	Presentations on the internet, compact disc or other media

Web Site Development

Since internet use has exploded over the last decade, large corporations have all created internet sites. Today, premium internet site development is a business requirement for all companies. We will offer internet site development services that will be appealing, user-friendly, sophisticated, informative and interactive.

Internet Commercials & Flash Banners

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

Presentations

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

Marketing

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

Over the next twelve months we hope to develop a sales and marketing strategy that will employ a number of promotional tools to reach prospective clients. These tools will include high impact television advertising in business and technology programs, print advertising in business and technology, general news and advertising industry publications, Internet marketing via use of internet commercials, cooperative advertising, trade shows, and other events.

We will also use our own production skills to develop advertisements to market itself on the internet and to help establish our own brand. We may also employ direct marketing campaigns utilizing our products to demonstrate the effectiveness of our services.

We recognize that our current management and Board of Directors do not have sufficient marketing experience to create and execute an effective marketing plan. Accordingly, it is our intention to seek out a consulting firm(s) that specializes in this arena.

Competition

The internet advertising industry is highly competitive. The services we plan to introduce will encounter strong competition from many other advertising firms, including many with greater financial resources than ours. As the global advertising market continues to expand, we expect there to be significant competition from companies similar to ours, as well as from larger and more established companies. Our competitors include;

1. ValueClick, Inc. operates as an online marketing services company worldwide. It offers a suite of products and services that enable marketers to advertise and sell their products through various online marketing channels. The company operates in three segments: Media, Affiliate Marketing, and Technology. The Media segment provides a range of online media solutions in the categories of display/Web advertising, lead generation marketing, email marketing, search marketing, comparison shopping, and promotional and industry-focused online content to advertisers and advertising agencies. It also sells consumer products directly to end-user consumers through its own e-commerce Websites. ValueClick was founded in 1998 and is based in Westlake Village, California

2. The Interpublic Group of Companies, Inc. and its subsidiaries, an advertising and marketing services company, provides custom marketing solutions primarily in the United States. Its services include advertising, marketing and corporate communications, public relations, sales promotion, event marketing, sports and entertainment marketing and corporate, and brand identity services. The company primarily operates in the United States, Europe, the United Kingdom, Asia Pacific, and Latin America. The Interpublic was founded in 1902. It was formerly known as McCann-Erickson Incorporated and changed its name to The Interpublic Group of Companies, Inc. in 1961. The company is headquartered in New York City.

3. Adsouth Partners, Inc. operates as an advertising agency with a focus on direct response marketing in the United States and Canada. The company provides various advertising services primarily comprising the placement of advertising in television, Internet, and print media outlets; the production of advertising content, including television commercials, print advertising, and other graphics design literature; and advertising and marketing consulting services. Adsouth Partners was founded in 2003.

Employees

We have no full time employees at this time. All functions including development, strategy, negotiations and clerical are currently being provided by our officers on a voluntary basis.

ITEM 2. Description of Property

We do not lease or own any real property. We maintain our corporate offices at 134 Suncook Valley Road, Center Barnstead, New Hampshire 03225 in space provided to us at no cost by an officer. We believe that this space will be sufficient until we start generating revenues and need to hire employees

ITEM 3. Legal Proceedings

There are no pending legal proceedings to which we are a party or in which any of our directors, officers or affiliates, any owner of record or beneficially of more than 5% of any class of our voting securities, or security holder is a party adverse to us or has a material interest adverse to us. Our property is not the subject of any pending legal proceedings.

ITEM 4. Submission of Matters to a Vote of Security Holders

There was no matter submitted to a vote of security holders during the fiscal quarter ended December 31, 2006.

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock has been quoted on the OTC Bulletin Board under the symbol "CASD.OB" since December 2006. The price of our stock since such time has been zero

Record Holders

On March 26 2007, we had approximately 41 holders of record of our common stock.

Dividends

We have not declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance its operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Transfer Agent

Our transfer agent is Island Stock Transfer, 100 Second Avenue South, Suite 104N, St. Petersburg, Florida 33701, telephone number 727-289-0010.

Sales of Unregistered Securities

In June 2006, we issued 8,000,000 shares of our common stock to Kimberly A. Hennessey, our President, Chief Executive Officer, Chief Financial Officer and a Director, and 500,000 shares of our common stock to Nicole Gagne, our Secretary, in consideration for services in connection with the founding of our company. Our Board of Directors determined the fair value of the shares at a per share amount equal to the par value of our common stock, $0.0001 per share. As a result the fair value of the shares issued to Ms. Hennessey was $800 and the fair value of the shares issued to Ms. Gagne was $50. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended.

In June, 2006 we issued 500,000 shares of common stock to 41 investors in a private placement. The aggregate consideration paid for such shares was $9,000.00. In this private placement, we sold 450,000 shares of common stock to 40 investors who were non-US persons (as defined under SEC Regulations) pursuant to the exemption from the registration requirements of the Securities Act provided by Regulation S, and we sold 50,000 shares of common stock to one investor pursuant to an exemption under Section 4(2) of the Securities Act. None of the investors were accredited investors (as such term is defined under Rule 501 of Regulation D). Further, we conducted the private placement without any general solicitation or advertisement and a restriction on resale. We provided all investors in the June and July of 2006 private placement with a subscription agreement

Purchases of Our Equity Securities

Neither we nor any of our affiliates purchased any equity securities from our stockholders during our fiscal quarter ended December 31, 2006.

Securities Authorized for Issuance under Equity Compensation Plans

We not have any compensation plan under which equity securities are authorized for issuance

Description of Our Securities

Our authorized capital stock consists of 500,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share.  As of March 26, 2007 we had outstanding 12,000,000 shares of common stock. We have not issued any shares of preferred stock. There are no outstanding options, warrants, or rights to purchase any of our securities

Our Common Stock

Holders of shares of our common stock are entitled to one vote per share on all matters to be voted upon by the stockholders generally. The holders of shares of common stock have no preemptive, conversion, subscription or cumulative voting rights. Each holder of our common stock is entitled to one vote for each share held of record on all matters submitted to the vote of stockholders, including the election of directors.

Our board of directors has the right, without shareholder approval, to issue preferred shares with rights superior to the rights of the holders of shares of common stock. As a result, preferred shares could be issued quickly and easily, negatively affecting the rights of holders of common shares and could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult. Because we may issue up to 5,000,000 shares of preferred stock in order to raise capital for our operations, your ownership interest may be diluted which results in your percentage of ownership in us decreasing.

Our Preferred Stock

We are authorized to issue 5,000,000 shares of preferred stock. Our Board of Directors is authorized to issue preferred stock in one or more series, from time to time, with each such series to have such designation, relative rights, preferences or limitations, as shall be stated and expressed in the resolution or resolutions providing for the issue of such series adopted by the Board of Directors, subject to the limitations prescribed by law and in accordance with the provisions of our Articles of Incorporation, the Board of Directors being expressly vested with authority to adopt any such resolution or resolutions. As a result, our Board of Directors may issue shares of preferred stock quickly and easily, to raise capital for our operations, or to delay or prevent a change in control or make removal of management more difficult, without stockholder approval. Issuances of preferred stock may negatively affect your rights as a common stockholder and reduce your relative percentage ownership and the value of your investment in the total equity of our company.

Shares of voting or convertible preferred stock could be issued, or rights to purchase such shares could be issued, to create voting impediments or to frustrate persons seeking to effect a takeover or otherwise gain control of our company. The ability of the Board to issue such additional shares of preferred stock, with rights and preferences it deems advisable, could discourage an attempt by a party to acquire control of our company by tender offer or other means. Such issuances could therefore deprive stockholders of benefits that could result from such an attempt, such as the realization of a premium over the market price for their shares in a tender offer or the temporary increase in market price that such an attempt could cause. Moreover, the issuance of such additional shares of preferred stock to persons friendly to the Board could make it more difficult to remove incumbent managers and directors from office even if such change were to be favorable to stockholders generally.

Indemnification of Directors and Officers

Our officers and directors are indemnified as provided by the Nevada Revised Statutes and our bylaws.

Under the Nevada Revised Statutes, director immunity from liability to a company or its shareholders for monetary liabilities applies automatically unless it is specifically limited by a company's Articles of Incorporation. Our Articles of Incorporation do not specifically limit our directors' immunity. Excepted from that immunity are: (a) a willful failure to deal fairly with the company or its stockholders in connection with a matter in which the director has a material conflict of interest; (b) a violation of criminal law, unless the director had reasonable cause to believe that his or her conduct was lawful or no reasonable cause to believe that his or her conduct was unlawful; (c) a transaction from which the director derived an improper personal profit; and (d) willful misconduct.

Our bylaws provide that we will indemnify our directors and officers to the fullest extent not prohibited by Nevada law; provided, however, that we may modify the extent of such indemnification by individual contracts with our directors and officers; and, provided, further, that we shall not be required to indemnify any director or officer in connection with any proceeding, or part thereof, initiated by such person unless such indemnification: (a) is expressly required to be made by law, (b) the proceeding was authorized by our board of directors, (c) is provided by us, in our sole discretion, pursuant to the powers vested in us under Nevada law or (d) is required to be made pursuant to the bylaws.

Our bylaws also provide that we may indemnify a director or former director of subsidiary corporation and we may indemnify our officers, employees or agents, or the officers, employees or agents of a subsidiary corporation and the heirs and personal representatives of any such person, against all expenses incurred by the person relating to a judgment, criminal charge, administrative action or other proceeding to which he or she is a party by reason of being or having been one of our directors, officers or employees.

Our directors cause us to purchase and maintain insurance for the benefit of a person who is or was serving as our director, officer, employee or agent, or as a director, officer, employee or agent or our subsidiaries, and his or her heirs or personal representatives against a liability incurred by him as a director, officer, employee or agent.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the "Act" or "Securities Act") may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

ITEM 6. Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Form 10-KSB. The matters discussed herein contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed under the heading "Factors that May Affect Future Results" and elsewhere in this report and the risks discussed in our other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Introduction

We are a development stage company. We were organized on January 7, 2006 to engage in the business of providing online marketing and media solutions. Our goal is to maximize the value of our clients' advertising and e-Business by providing effective online marketing. We expect to attain this goal by providing clients with assistance through the creative process, production, planning and placement of online advertisements.

We did not generate any revenues from our business for the period from our inception on January 7, 2006, through December 31, 2006.

On October 15, 2006, we closed our offering to the public of up to a maximum of 3,000,000 shares of our common stock. We sold 3,000,000 shares in such offering for gross proceeds of $90,000. Expenses of the offering amounted to approximately $26,000. The net proceeds of the offering, approximately $64,000, are being used as working capital.

Plan of Operation

We will need to raise funds in order to effectuate our business plans. We intend initially to seek additional investors to purchase our stock to provide us with sufficient working capital to fund our operations. There can be no assurance that additional capital will be available to us. We may seek to raise the required capital by other means. We may have to issue debt or equity or enter into a strategic arrangement with a third party. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds will have a severe negative impact on our ability to remain a viable company. In pursuing the foregoing goals, we may seek to expand or change the composition of the Board or make changes to our current capital structure, including issuing additional shares or debt and adopting a stock option plan.

Results of Operations

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Annual Report.

We had no revenues for the year ended December 31, 2006.

Operating expenses of $100,365 for the year ended December 31, 2006 consisted of marketing and promotional expenses ($47,500), professional fees ($36,000), website development costs ($9,300) and other assorted costs and expenses.

Our net loss for the year ended December 31, 2006 was $(100,954). We had a stockholders’ deficiency of $25,856. Our basic net loss per share for 2006 was $0.01.

Liquidity and Capital Resources

On October 15, 2006, we closed our offering to the public of up to a maximum of 3,000,000 shares of our common stock. We sold 3,000,000 shares in such offering for gross proceeds of $90,000. Expenses of the offering amounted to approximately $26,000. The net proceeds of the offering, approximately $64,000, were used as working capital.

As of December 31, 2006, we had no cash on hand, and a working capital deficit of $8,856.

As of December 31, 2006, we had no assets, current liabilities of $8,856 and a long-term debt of $17,000 payable to a stockholder with a borrowing line of up to $20,000, bearing interest at 8% per annum, which is payable July 5, 2008. Since inception, we incurred a net loss of $100,954.

For the year ended December 31, 2006, net cash used by operations was ($100,954) and net cash provided by financing activities was $91,248. We have generated losses from inception and anticipate that we will continue to incur significant losses until we can generate sufficient revenue to offset our operating expenses.

We can not assure that we will be able to generate significant revenue or achieve profitable operations.

The capital requirements relating to implementation of our business plan will be significant.

Management plans to rely on the proceeds from new debt or equity financing to finance our ongoing operations. During 2007, we intend to continue to seek additional capital to meet our cash flow and working capital requirements. We have no specific plans, understandings or agreements with respect to obtaining additional financing. We cannot assure you that we will be successful in raising sufficient capital to fund our operations and further development, or that financing will be available to us on commercially reasonable terms, if at all. If we are not successful in sourcing significant additional capital in the near future, our inability to raise funds may have a severe negative impact on our ability to remain a viable company.

Going Concern Consideration

The financial statements contained in this Annual Report have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed in this Annual Report, there is a significant risk that we will be unable to continue as a going concern, in which case, you would suffer a total loss on your investment in our company.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States, and make estimates and assumptions that affect our reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and other assumptions that we believe are reasonable in the circumstances. Actual results may differ from these estimates.

The following critical accounting policies affect our more significant estimates and assumptions used in preparing our consolidated financial statements.

Our financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If we were not to continue as a going concern, we would likely not be able to realize on our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of our financial statements. There can be no assurances that we will be successful in generating additional cash from equity or other sources to be used for operations. Our financial statements do not include any adjustments to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“Interpretation No. 48”). Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Interpretation No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation No. 48 is effective beginning January 1, 2007. The Company believes that the adoption of Interpretation No. 48 will not have a material impact on its financial statements.

ITEM 7. Financial Statements

The Financial Statements in this Annual Report begin on Page F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Cassidy Media, Inc.

We have audited the accompanying balance sheet of Cassidy Media, Inc. (a Development Stage Company) (“the Company”) as of December 31, 2006 and the related statements of operations, stockholders’ deficiency and cash flows for the period June 7, 2006 (inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Also, an audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cassidy Media, Inc. at December 31, 2006, and the results of its operations and its cash flows for the period June 7, 2006 (inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred an operating loss for the period June 7, 2006 (inception) to December 31, 2006, has had no revenues and has not commenced planned principal operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York
March 22, 2007

CASSIDY MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
DECEMBER 31, 2006

ASSETS

Current Assets:	$-

Total Current Assets	-

Total Assets	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accrued Liabilities	$8,856

Total Current Liabilities	8,856

Long-Term Debt	17,000

Total Liabilities	25,856

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, none issued and outstanding	-
Common Stock, $.0001 par value; 500,000,000 shares authorized, 12,000,000 shares issued and outstanding	1,200
Additional Paid-In Capital	73,898
Deficit Accumulated During the Development Stage	(100,954)

Total Stockholders’ Deficiency	(25,856)

Total Liabilities and Stockholders’ Deficiency	$-

The accompanying notes are an integral part of these financial statements.

CASSIDY MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
FOR THE PERIOD JUNE 7, 2006 (INCEPTION) TO DECEMBER 31, 2006

Net Revenues		$-

Costs and Expenses:
Start Up Costs		1,925
Professional Fees		36,000
Website Development Costs		9,300
Marketing and Promotion Expenses		47,500
Other		5,640

Total Costs and Expenses		100,365

Loss from Operations before Other Income (Expense)		(100,365)

Other Income (Expense):
Interest Income		17
Interest Expense		(606)

Total Other Income (Expense)		(589)

Net Loss	$	(100,954)

Basic and Diluted Loss Per Share	$	( .01)

Weighted Average Common Shares Outstanding		10,372,596

The accompanying notes are an integral part of these financial statements.

CASSIDY MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD JUNE 7, 2006 (INCEPTION) TO DECEMBER 31, 2006

				Deficit
				Accumulated
	Common		Additional	During the
	Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Balance, June 7, 2006	-	$-	$-	$-		$-

Common Stock Issued to Founders for Services, June 2006	8,500,000	850	-	-		850

Common Stock Issued to Private Investors, at $.02 Per Share, June 2006	500,000	50	9,950	-		10,000

Common Stock Issued Pursuant to Public Offering at $.03 per share, Net of Offering Costs	3,000,000	300	63,948	-		64,248

Net Loss for the Period	-	-	-	(100,954)		(100,954)

Balance, December 31, 2006	12,000,000	$1,200	$73,898	$(100,954)	$	(25,856)

The accompanying notes are an integral part of these financial statements.

CASSIDY MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
FOR THE PERIOD JUNE 7, 2006 (INCEPTION) TO DECEMBER 31, 2006

Cash Flows from Operating Activities:
Net Loss	$(100,954)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Common Stock Issued for Services	850
Changes in Assets and Liabilities:
Increase in Accrued Liabilities	8,856

Net Cash Used in Operating Activities	(91,248)

Cash Flows from Investing Activities:	-

Cash Flows from Financing Activities:
Proceeds of Borrowings	17,000
Advances from Related Party	1,352
Repayment of Related Party Advances	(1,352)
Proceeds from Sale of Common Stock	100,000
Expenses of Offering	(25,752)

Net Cash Provided by Financing Activities	91,248

Increase in Cash	-

Cash - Beginning of Period	-

Cash - End of Period	$-

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-
Income Taxes Paid	$-

The accompanying notes are an integral part of these financial statements.

CASSIDY MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies

Organization

Cassidy Media, Inc. (“the Company”) was incorporated on June 7, 2006 under the laws of the State of Nevada. The Company has selected December 31 as its fiscal year.

The Company has not yet generated revenues from planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7. The Company intends to be in the business of providing online media advertising. There is no assurance, however, that the Company will achieve its objectives or goals.

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with a maturity of three months or less to be cash equivalents.

Revenue Recognition

The Company utilizes the accrual method of accounting.

Advertising Costs

Advertising costs will be charged to operations when incurred. The Company did not incur any advertising costs during the period ended December 31, 2006.

Income Taxes

The Company accounts for income taxes using the asset and liability method described in SFAS No. 109, “Accounting For Income Taxes”, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Loss Per Share

The computation of loss per share is based on the weighted average number of common shares outstanding during the period presented. Diluted loss per common share is the same as basic loss per common share as there are no potentially dilutive securities outstanding (options and warrants).

CASSIDY MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies (Continued)

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying value of cash and notes payable approximates fair value because of the immediate or short-term maturity of these financial instruments.

Research and Development

Research and development costs will be charged to expense as incurred. The Company did not incur any research and development costs during the period ended December 31, 2006.

Website Development Costs

Website development costs have been incurred in the planning stage and pursuant to Emerging Issues Task Force Abstract Number 00-2, “Accounting for Website Development Costs”, have been expensed as incurred.

Recent Accounting Standards and Pronouncements

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“Interpretation No. 48”). Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Interpretation No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation No. 48 is effective beginning January 1, 2007. The Company believes that the adoption of Interpretation No. 48 will not have a material impact on its financial statements.

NOTE 2 - Going Concern

The Company is a development stage Company and has not commenced planned principal operations. The Company had a working capital deficit of $8,856 and a stockholders’ deficiency of $25,856 at December 31, 2006 and for the period June 7, 2006 (inception) to December 31, 2006 had no revenues and incurred a net loss of $100,954. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

CASSIDY MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - Going Concern (Continued)

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. The Company has raised net proceeds of $74,248 through the sale of its common stock during the period ended December 31, 2006. Additionally, during the period June 7, 2006 to December 31, 2006, the Company borrowed $17,000 from an entity that is also a stockholder on credit lines aggregating $20,000. There can be no assurances that the Company will be able to raise the additional funds it requires.

The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 3 - Long-Term Debt

Long-term debt consists of the following:

Note payable to an entity that is also a stockholder, with a borrowing line of up to $20,000, bearing interest at 8% per annum and principal and interest payable July 5, 2008	$17,000

Maturities of long-term debt are as follows:

Twelve Months Ending During
December 31, 2007	$-
December 31, 2008	17,000

$17,000

NOTE 4 - Common Stock

In June 2006 the Company issued 8,500,000 shares of common stock valued at $850 to the Founders of the Company for services.

In July 2006 the Company sold 500,000 shares of common stock for $10,000 to private investors.

In September 2006 the Company sold 3,000,000 shares of common stock to the public for gross proceeds of $90,000. Expenses of the offering were $25,752 and the Company netted $64,248.

CASSIDY MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 5 - Preferred Stock

The Company’s Board of Directors may, without further action by the Company’s stockholders, from time to time, direct the issuance of any authorized but unissued or unreserved shares of preferred stock in series and at the time of issuance, determine the rights, preferences and limitations of each series. The holders of preferred stock may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up of the Company before any payment is made to the holders of the common stock. Furthermore, the board of directors could issue preferred stock with voting and other rights that could adversely affect the voting power of the holders of the common stock.

NOTE 6 - Income Taxes

At December 31, 2006, the Company had available a net-operating loss carry-forward for Federal tax purposes of approximately $101,000, which may be applied against future taxable income, if any, through 2026. Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carry-forwards.

At December 31, 2006, the Company has a deferred tax asset of approximately $42,000 representing the benefit of its net operating loss carry-forward. The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset. The difference between the Federal Statutory Rate of 34% and the Company’s effective tax rate of 0% is due to an increase in the valuation allowance of approximately $42,000.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

ITEM 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer, principal financial officer, and principal accounting officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Annual Report on Form 10-KSB and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer, principal financial officer, and principal accounting officer.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B Other Information

None

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Our directors and executive officers are:

Name	Age	Positions and Offices Held
Kimberly A. Hennessey	35	President, Chief Executive Officer, Chief Financial Officer and Director
Nicole Gagne	30	Secretary

Kimberly A. Hennessey has been our president, chief executive officer, chief financial officer and a director since June 7, 2006. Since the fall of 2003, she has operated her own public accounting firm. Her practice includes small business planning, accounting services, tax planning and preparation services for all types of tax entities to bookkeeping and payroll services. Kim has also spoken at various seminars. She is also required to keep up her education credit requirements to maintain her license as a certified public accountant. Kim received her license from the state of New Hampshire in February of the year 2000. Prior to starting her own firm in Hew Hampshire, Kim worked as a Senior Accountant at the firm of Smith & Wells, PLLC in Concord, NH during the period of 1997 through the fall of 2003. During the years of 1994 through 1997 Kim was a staff accountant with the firm of Plodzik and Sanderson, P.A. in Concord, NH. At this firm, Kim was on the governmental audit team, auditing municipalities, school districts and not-for-profit entities throughout the sate of NH. Throughout her accounting career, Kim has been a member of several business organizations, including the Concord Chamber of Commerce and the NEGASC committee as well as participating in many local volunteer services, including the local Girl Scouts.

Nicole Gagne is a graduate of the University of South Florida this Spring of 2006. She graduated with a Bachelor of Science in Elementary Education with ESOL Endorsement. Nicole had earned her Associates degree in Arts Elementary Education in the year 2004. During her education years, Nicole took part in a pilot program sponsored by the USF College of Education and Apple computers aimed at preparing teachers to appropriately and effectively integrate technology into their classrooms.

Ms. Hennessey and Ms. Gagne, our founders, may be deemed to be “promoters” of our company under the rules of the SEC.

There are no family relationships among our directors and officers.

All directors hold office until the next annual meeting of stockholders or the election and qualification of their successors, or their earlier death, resignation or removal. Vacancies in the existing board are filled by a majority of the remaining directors. All officers hold office until their respective successors are elected and qualified, or until their earlier We do not have any long-term compensation plans or stock option plans.

Code of Ethics; Financial Expert

We do not have a Code of Ethics applicable to our principal executive, financial and accounting officers. We do not have an audit committee or nominating committee. Ms. Hennessey is the board’s financial expert member. She has extensive experience as a qualified accountant. Since the fall of 2003, she has operated her own public accounting firm.

Compliance with Section 16(a) of the Exchange Act

Section 16 of the Securities Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file various reports with the Securities and Exchange Commission concerning their holdings of, and transactions in, our securities. Copies of these filings must be furnished to us.

Based on a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during 2006 all of our officers, directors and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements, except that Kimberly Hennessey, our president, chief executive officer, chief financial officer and a director, and Nicole Gage, our secretary, were late in filing their Forms 3.

ITEM 10. Executive Compensation

Summary Compensation

The following table sets forth information concerning the compensation paid or earned during 2006 for services rendered to our company in all capacities by Kimberly A. Hennessey, our president, chief executive officer, chief financial officer and a director. We did not pay or accrue compensation in excess of $100,000 for any other executive officer in 2006. We did not pay or accrue any cash compensation for our executive officers for services rendered in 2006.

We do not have an employment agreement with any of our executive officers. We do not have any long-term compensation plans or stock option plans.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary	Bonus ($) (d)	Stock Awards ($) (e)		Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compen-sation ($) (i)	Total (j)
Kimberly A.Hennessey CEO, President, CFO and Director	2006	$0		$800	(1)				$0	$

(1) Represents the fair value of 8,000,000 shares of common stock issued on June 7, 2006 as compensation for services rendered in connection with the founding of our company. The fair value of these shares was determined by our Board of Directors at $800, or $0.0001 per share, the par value of our common stock.

Outstanding Equity Awards

None of the individuals who served as our executive officers during 2006 held at December 31, 2006, received any options, warrants or other right to purchase shares of our common stock, or unvested shares of common stock, granted or awarded to them, for services rendered.

Compensation of Directors

Our directors do not receive any compensation for their services as members of the Board of Directors, but are entitled to reimbursement for expenses incurred in connection with their attendance at Board of Directors' meetings.

The following table sets forth certain information regarding the compensation paid to Kimberly A. Hennessey, our sole director, during the fiscal year ended December 31, 2006.

DIRECTOR COMPENSATION
Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)		Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Non-Qualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (j)
Kimberly A.Hennessey	$0	$800	(1)					$800	(1)

(1) Represents the fair value of 8,000,000 shares of common stock issued on June 7, 2006 as compensation for services rendered in connection with the founding of our company. The fair value of these shares was determined by our Board of Directors at $800, or $0.0001 per share, the par value of our common stock.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 24, 2007, the number of shares of our common stock beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our officers and directors, and (iii) all of our officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

As of March 24, 2007, we had outstanding 12,000,000 shares of common stock. Except as otherwise indicated, each beneficial owner has sole voting and dispositive power with respect to the shares owned. Unless otherwise indicated, the address of each person listed is c/o Cassidy Media, Inc., 134 Suncook Valley Road, Center Barnstead, New Hampshire 03225.

Name and Address	Amount and Nature of Beneficial Ownership	Percent
Kimberly A. Hennessey	8,000,000	66.7%
Nicole Gagne	500,000	4.2%
Sole director and executive officers (2 persons)	8,500,000	70.9%

ITEM 12. Certain Relationships and Related Transactions; Director Independence

(a) In June 2006, we issued 8,000,000 shares to Kimberly A. Hennessey, our president, chief executive officer, chief financial officer and a director, and 500,000 shares to Nicole Gagne, our secretary, for services in connection with founding our company. Our Board of Directors valued these shares at $0.0001 per share, the par value of our common stock. As a result, the shares issued to Ms. Hennessey were valued at $800 and the shares issued to Ms. Gagne were valued at $50. Ms. Hennessey and Ms. Gagne, our founders, may be deemed to be “promoters” of our company under the rules of the SEC.

Kimberly A. Hennessey, our president, chief executive officer, chief financial officer and a director, has contributed office space for our use, without charge.

(b) Kimberly Hennessey, our sole director, is not “independent”, as that term is defined by the rules of any national securities exchange or NASDAQ.

ITEM 13. Exhibits

Exhibit No. Description

3.1    Articles of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form SB-2 (File No. 333-136614) filed on August 14, 2006.

3.2    By-Laws of the Registrant, incorporated herein by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form SB-2 (File No. 333-136614) filed on August 14, 2006.

31.1    Certification by Principal Executive and Financial Officer pursuant to Rule 13a- 14 and Rule 15d-14 of the Securities Exchange Act of 1934

32.1    Certification by Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC 1350)

ITEM 14. Principal Accountant Fees and Services

Wolinetz, Lafazan and Company, P.C., our Principal Accountant, has advised us that it does not have any material financial interests in, or any connection with us (other than as independent registered public accounting firm).

The following is a summary of the fees billed to us by Wolinetz, Lafazan and Company, P.C for professional services rendered for the fiscal years ended December 31, 2006.

Fiscal year ended December 31, 2006
Audit Fees	$20,000
Audit Related Fees	$0
Tax Fees	$0
All Other Fees	$0

Audit Fees. Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees".

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns.

All Other Fees. Consists of fees for product and services other than the services reported above.

Policy on audit committee pre-approval of audit and permissible non-audit services of independent auditors

Audit Committee's Pre-Approval Policies

Our Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit related services, tax services, and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

Our Board of Directors has reviewed and discussed with Wolinetz, Lafazan and Company, P.C our audited financial statements contained in our Annual Report on Form 10-KSB for the 2006 fiscal year. The Board of Directors also has discussed with Wolinetz, Lafazan and Company, P.C the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our financial statements.

The Board of Directors has received and reviewed the written disclosures and the letter from Wolinetz, Lafazan and Company, P.C required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with Wolinetz, Lafazan and Company, P.C its independence from our company.

The Audit Committee has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the our Annual Report on Form 10-KSB for our 2006 fiscal year for filing with the SEC.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cassidy Media, Inc.

Date: March 27, 2007	By:	/s/ Kimberly A. Hennessey

Kimberly A. Hennessey Chief Executive Officer, President and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kimberly A. Hennessey	Chief Executive Officer, President,	March 27, 2007

Kimberly A. Hennessey	Chief Financial Officer and Director (Principal Executive, Financial andAccounting Officer)

/s/ Nicole Gagne	Secretary	March 27, 2007

Nicole Gagne