Form 10QSB
period 2007-03-31
RussOil CORP
filed 2007-05-15
CIK 1369092

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File Number: 333-1366149

RUSSOIL CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada (State of incorporation)	20-5022973 (IRS Employer ID Number)

415 Madison Avenue
15th Floor
New York, New York 10017
(Address of principal executive offices)

(604) 673-8427
(Issuer's telephone number)

Cassidy Media, Inc.
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Number of shares of common stock outstanding as of May 14, 2007: 342,000,000 shares of common stock.

Transitional Small Business Format  Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

RUSSOIL CORPORATION
(FORMERLY, CASSIDY MEDIA, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
MARCH 31, 2007
(Unaudited)

ASSETS
Current Assets:

Total Current Assets	$-

Total Assets	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accrued Liabilities	$13,191

Total Current Liabilities	13,191

Long-Term Debt	17,000

Total Liabilities	30,191

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized,
none issued and outstanding	-
Common Stock, $.00001 par value; 14,250,000,000 shares authorized,
342,000,000 shares issued and outstanding	3,420
Additional Paid-In Capital	71,678
Deficit Accumulated During the Development Stage	(105,289)

Total Stockholders’ Deficit	(30,191)

Total Liabilities and Stockholders’ Deficit	$-

The accompanying notes are an integral part of these financial statements.

RUSSOIL CORPORATION
(FORMERLY, CASSIDY MEDIA, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

		For the Period
	For the Three	June 7, 2006
	Months Ended	(Inception) To
	March 31, 2007	March 31, 2007
Net Revenues	$-	$-

Costs and Expenses:
Start Up Costs	-	1,925
Professional Fees	3,000	39,000
Website Development Costs	-	9,300
Marketing and Promotion Expenses	-	47,500
Other General and Administrative Expenses	1,000	6,640

Total Costs and Expenses	4,000	104,365

Loss from Operations before Other
Income (Expense)	(4,000)	(104,365)

Other Income (Expense):
Interest Expense	(335)	(941)
Interest Income	-	17

Total Other Income (Expense)	(335)	(924)

Net Loss	$ (4,335)	$ (105,289)

Basic and Diluted Loss Per Share	$0.00

Weighted Average Basic and Diluted Shares Outstanding	342,000,000

The accompanying notes are an integral part of these financial statements.

RUSSOIL CORPORATION
(FORMERLY, CASSIDY MEDIA, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

		For the Period
	For the Three	June 7, 2006
	Months Ended	(Inception) To
	March 31, 2007	March 31, 2007
Cash Flows from Operating Activities
Net Loss	$(4,335)	$(105,829)
Adjustments to Reconcile Net Loss to Net Cash Used
in Operating Activities:
Common Stock Issued For Services	-	850
Changes in Assets and Liabilities:
Increase in Accrued Liabilities	4,335	13,191

Net Cash Used in Operating Activities	-	(91,248)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:
Proceeds from Borrowings	-	17,000
Proceeds from Sale of Common Stock	-	100,000
Repayment of Related Party Advances	-	(1,352)
Advances from Related Party	-	1,352
Payments of Deferred Offering Costs	-	(25,752)
Net Cash Provided by Financing Activities	-	91,248.

Net Increase (Decrease) in Cash	-	-

Cash - Beginning of Period	-	-

Cash - End of Period	$-	$-

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-
Income Taxes Paid	$-	$-

The accompanying notes are an integral part of these financial statements.

RUSSOIL CORPORATION
(FORMERLY, CASSIDY MEDIA, INC.)
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

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $4,335 for the quarter ended March 31, 2007 and a net loss of $105,289 for the period June 7, 2006 (inception) to March 31, 2007. In addition, the Company had a working capital deficit of $13,191 at March 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurance that sufficient funds will be generated during the next year or thereafter from operations, or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital could force the Company to curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

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

RUSSOIL CORPORATION
(FORMERLY, CASSIDY MEDIA, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - Common Stock

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

NOTE 4 - Subsequent Events

Effective April 30, 2007 the Company amended it’s Articles of Incorporation for the purpose of effecting a one for twenty-eight and a half (1 for 28.5) forward split of its common stock. In addition, the authorized common stock was increased from five hundred million (500M) shares, $.0001 par value to fourteen and a quarter billion (14.25B) shares, $.00001 par value. All share and per share data have been given retroactive effect to reflect this recapitalization.

On May 20, 2007 Russ Oil Corporation (“RussOil”), a newly formed, wholly-owned subsidiary of the Company, merged with and into the Company, with the Company being the surviving corporation. The name of the surviving corporation was changed to RussOil Corporation. For accounting purposes this is a capital transaction and equivalent to the issuance of common stock by RussOil for the non-monetary assets of Cassidy Media, Inc.

Item 2.  Management’s Discussion and Analysis or Plan of Operations.

As used in this Form 10-QSB, references to the "Company," "we," “our” or "us" refer to RussOil Corporation. unless the context otherwise indicates.

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

Overview

We were incorporated under Nevada law on June 7, 2006 under the corporate name Cassidy Media, Inc. On April 25, 2007, there was a change of control, which was followed by the filing of a Certificate of Change with the Secretary of State of Nevada to effect a 28.5-for-1 forward stock split of our common stock. We have also merged into our newly-formed wholly-owned subsidiary, RussOil Corporation and have changed our corporate name to RussOil Corporation.

We are a development stage company that has not generated any revenue. From June 7, 2006 until April 25, 2007, we intended to become an online marketing and media solutions firm, providing to our clients consulting services with respect to the creative process, production, planning and placement of online advertisements. We intended to offer the media marketing products and services such as web site development; (ii) development of internet commercials, flash banners; and online presentation.

On April 25, 2007, Silvestre Hutchinson acquired control of our Company by purchasing from Kimberly A. Hennessey, our then President, Chief Executive Officer, Chief Financial Officer, and Director, 8,000,000 shares of our common stock owned by Ms. Hennessey pursuant to and in accordance with a Stock Purchase Agreement, dated April 25, 2007, between Mr. Hutchinson and Ms. Hennessey. Such purchased shares represented 66.67% of our outstanding shares of common stock. In connection with such agreement, our then officers resigned from their positions with our Company and Mr. Hutchinson was appointed as the President, Chief Executive Officer, and Chief Financial Officer, Secretary, and as a director of the Company. In addition, Ms. Hennessey resigned from her position as director of the Company effective ten days after the filing and mailing of an Information Statement pursuant to Section 14(f) of the Securities Exchange Act of 1934, as amended, with respect to such change in control. Following such resignation, Mr. Hutchinson became the sole director and officer of the Company.

Following Mr. Hutchinson’s acquisition of control of our Company on April 25, 2007, we have changed our business plans. We no longer intend to engage in online marketing consulting. Instead, we intend to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders. Our objectives discussed below are extremely general and are not intended to restrict our discretion. This discussion of the proposed business is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities.

We have no particular acquisition in mind and have not entered into any negotiations regarding such an acquisition. Neither our sole officer nor any affiliate has engaged in any negotiations with any representative of any company regarding the possibility of an acquisition or merger between our company and such other company. We have not yet entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in a transaction.

We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. Further, we may acquire a venture which is in its preliminary or development stage, one which is already in operation, or in a more mature stage of its corporate existence. Accordingly, business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

We believe that there are numerous firms seeking the perceived benefits of a publicly registered corporation. These benefits are commonly thought to include the following: (i) the ability to use registered securities to acquire assets or businesses; (ii) increased visibility in the marketplace; (iii) ease of borrowing from financial institutions; (iv) improved stock trading efficiency; (v) shareholder liquidity; (vi) greater ease in subsequently raising capital; (vii) compensation of key employees through stock options; (viii) enhanced corporate image; and (ix) a presence in the United States capital market. We have not conducted market research and are not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

Target companies interested in a business combination with our company may include the following: (i) a company for whom a primary purpose of becoming public is the use of its securities for the acquisition of other assets or businesses; (ii) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it; (iii) a company which desires to become public with less dilution of its common stock than would occur upon an underwriting; (iv) a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public; (v) a foreign company which may wish an initial entry into the United States securities market; (vi) a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; (vii) a company seeking one or more of the other mentioned perceived benefits of becoming a public company.

We anticipate seeking out a target business through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Such persons will have no relationship to our management.

The analysis of new business opportunities will be undertaken by or under the supervision of Silvestre Hutchinson, our sole executive officer and director. Silvestre Hutchinson, our sole executive officer, is a business analyst. Therefore, it is anticipated that outside consultants or advisors may be utilized to assist us in the search for and analysis of qualified target companies.

A decision to participate in a specific business opportunity will be made based upon our analysis of the quality of the prospective business opportunity's management and personnel, assets, the anticipated acceptability of products or marketing concepts, the merit of a proposed business plan, and numerous other factors which are difficult, if not impossible, to analyze using any objective criteria. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities.

In our efforts to analyze potential acquisition targets, we will consider the following kinds of factors: (a) potential for growth, indicated by new technology, anticipated market expansion or new products; (b) competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole; (c) strength and diversity of management, either in place or scheduled for recruitment; (d)  capital requirements and anticipated availability of required funds, to be provided by our company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources; (e) the cost of participation by our company as compared to the perceived tangible and intangible values and potentials; (f) the extent to which the business opportunity can be advanced; (g) the accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and (h) other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to our limited capital available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another entity. We also may acquire stock or assets of an existing business. On the consummation of a transaction it is probable that the present management and shareholders of the company will no longer be in control of the company. In addition, our officers and directors, as part of the terms of the acquisition transaction, likely will be required to resign and be replaced by one or more new officers and directors without a vote of our shareholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of a transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on that market.

While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition as a "tax-free" reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

The Company will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, and will include miscellaneous other terms.

We are presently subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is the duty of the Company to file audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be voidable at the discretion of the present management of the Company.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

Our Company, based on our proposed business activities, is a "blank check" company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

Plan of Operation

We are in the development stage and have no revenue or business operations. Over the next 12 months, we will attempt to acquire other assets or business operations that will maximize shareholder value. No specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or any transactions will be consummated.

We expect that we will need to raise funds in order to effectuate our business plans. We intend initially to seek additional investors to purchase our stock to provide us with working capital to fund our operations. Thereafter, we will seek to establish or acquire businesses or assets with additional funds raised either via the issuance of shares or debt. There can be no assurance that additional capital will be available to us. We may seek to raise the required capital by other means. We may have to issue debt or equity or enter into a strategic arrangement with a third party. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds will have a severe negative impact on our ability to remain a viable company. In pursuing the foregoing goals, we may seek to expand or change the composition of the Board or make changes to our current capital structure, including issuing additional shares or debt and adopting a stock option plan.

We do not expect to generate any revenues over the next twelve months. Our principal business objective for the next 12 months will be to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.

As of March 31, 2007, we had no cash. We incurred a net loss of $4,335.00 for the period January 1, 2007 to March 31, 2007 and a net loss of $105,289.00 for the period June 7, 2007 to March 31, 2007. In addition, we had a working capital deficit of $13,191.00 as of March 31, 2007.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended March 31, 2007.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit No.	Description	Where Found
31.1	Rule 13a-14(a)/15d14(a) Certifications	Attached Hereto

32.1	Section 1350 Certifications	Attached Hereto

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2007

RUSSOIL CORPORATION

	By:	/s/ Silvestre Hutchinson
Name: Silvestre Hutchinson
Title: President, Chief Executive Officer, Secretary
Chief Financial Officer and Director
(Principal Executive, Financial, and
Accounting Officer)