Form 10QSB
period 2007-06-30
RussOil CORP
filed 2007-08-30
CIK 1369092

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File Number: 333-1366149

RUSSOIL CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada (State of incorporation)	20-5022973 (IRS Employer ID Number)

230 Park Avenue
10th Floor
New York, New York 10169
(Address of principal executive offices)

(212) 551-1474
(Issuer's telephone number)

Cassidy Media, Inc.
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Number of shares of common stock outstanding as of June 30, 2007: 342,000,000 shares of common stock.

Transitional Small Business Format Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☒ NO ☐

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

 RUSSOIL CORPORATION
(FORMERLY, CASSIDY MEDIA, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
JUNE 30, 2007
(Unaudited)

ASSETS

Current Assets:

Total Current Assets	$-

Total Assets	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accrued Liabilities	$47,763
Loans Payable	69,800

Total Current Liabilities	117,563

Long-Term Debt	17,000

Total Liabilities	134,563

Commitments and Contingencies

Stockholders’ Deficit:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, none issued and outstanding	-
Common Stock, $.00001 par value; 14,250,000,000 shares authorized, 342,000,000 shares issued and outstanding	3,420
Additional Paid-In Capital	71,678
Deficit Accumulated During the Development Stage	(209,661)

Total Stockholders’ Deficit	(134,563)

Total Liabilities and Stockholders’ Deficit	$-

The accompanying notes are an integral part of these financial statements.

RUSSOIL CORPORATION
(FORMERLY, CASSIDY MEDIA, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	For the Six Months Ended June 30, 2007		For the Three Months Ended June 30, 2007		For the Period June 7, 2006 (Inception) To June 30, 2006		For the Period June 7, 2006 (Inception) To June 30, 2007

Net Revenues		$-		$-		$-	$-

Costs and Expenses:
Start Up Costs		-		-		850	1,925
Professional Fees		86,250		83,250		-	122,250
Website Development Costs		10,400		10,400		-	19,700
Marketing and Promotion Expenses		-		-		-	47,500
Other General and Administrative Expenses		11,383		10,383		-	17,023

Total Costs and Expenses		108,033		104,033		850	208,398

Loss from Operations before Other
Income (Expense)		(108,033)		(104,033)		(850)	(208,398)

Other Income (Expense):
Interest Expense		(674)		(339)		-	(1280)
Interest Income		-		-		-	17

Total Other Income (Expense)		(674)		(339)		-	(1263)

Net Loss		$(108,707)	$	(104,372)	$	(850)	$(209,661)

Basic and Diluted Loss Per Share	$	(0.00)	$	(0.00)	$	(0.00)

Weighted Average Basic and Diluted Shares Outstanding		342,000,000		342,000,000		242,250,000

The accompanying notes are an integral part of these financial statements.

RUSSOIL CORPORATION
(FORMERLY, CASSIDY MEDIA, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30, 2007	For the Period June 7, 2006 (Inception) To June 30, 2006	For the Period June 7, 2006 (Inception) To June 30, 2007
Cash Flows from Operating Activities
Net Loss	$(108,707)	$(850)	$	(209,661)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Common Stock Issued for Services	-	850		850
Changes in Assets and Liabilities:
Increase in Accrued Liabilities	38,907	-		47,763
Net Cash Used in Operating Activities	(69,800)	-		(161,048)

Cash Flows from Investing Activities:	-	-		-

Cash Flows from Financing Activities:
Proceeds from Borrowings	69,800	-		86,800
Proceeds from Sale of Common Stock	-	-		100,000
Repayment of Related Party Advances	-	-		(1,352)
Advances from Related Party	-	-		1,352
Payments of Deferred Offering Costs	-	-		(25,752)
Net Cash Provided by Financing Activities	69,800	-		161,048

Net Increase (Decrease) in Cash	-	-		-

Cash - Beginning of Period	-	-		-

Cash - End of Period	$-	$-		$-

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-
Income Taxes Paid	$-	$-

The accompanying notes are an integral part of these financial statements.

RUSSOIL CORPORATION
(FORMERLY, CASSIDY MEDIA, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 -              Summary of Accounting Policies

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2006 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Basis of Presentation

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

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $108,707 for the six months ended June 30, 2007 and a net loss of $209,661 for the period June 7, 2006 (inception) to June 30, 2007. In addition, the Company had a working capital deficit of $117,563 and a stockholders deficit’ of $134,563 at June 30, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2- Loans Payable

Loans payable to Bluewater Partners,S.A., and entity controlled by a Company shareholder , are payable on demand and are non-interest bearing.

RUSSOIL CORPORATION
(FORMERLY, CASSIDY MEDIA, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 -  Long-Term Debt

Long-term debt consists of the following:

Note payable to an entity that is also a stockholder, with a borrowing line of up to $20,000, bearing interest at 8% per annum and principal and interest payable July 5, 2008.
$ 17,000

Maturities of long-term debt are as follows:

Twelve Months Ending During
December 31, 2007	$-
December 31, 2008	17,000
$17,000

NOTE 4 -  Stockholders’ Deficit

Common Stock

In June 2006 the Company issued 242,250,000 shares of common stock valued at $800 to the Founders of the Company for services.

In July 2006 the Company sold 14,250,000 shares of common stock for $10,000 to private investors.

On October 15, 2006, The Company closed its offering to the public of up to a maximum of 85,500,000 shares of its common stock. The Company sold 85,500,000 shares in the Offering for gross proceeds of $90,000. Expenses of the Offering were $25,752 and the Company netted $64,248.

Recapitalization

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

RUSSOIL CORPORATION
(FORMERLY, CASSIDY MEDIA, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 -  Commitments and Contingencies

Share Exchange Agreement

Pursuant to a Share Exchange Agreement dated May 31, 2007 (the “Combination Agreement”), by and among Russoil Corporation (“the Company”), OJSC Smolenergy (“Smolenergy”) and the stockholders of Smolenergy (the “Stockholders”), the Company will receive all of the issued and outstanding capital stock of Smolenergy from the Stockholders in exchange for 51% of the issued and outstanding capital stock of the Company. The closing of the combination is subject to the satisfaction of certain conditions including, but not limited to (i) the Company’s satisfactory due diligence of Smolenergy, its business, management and financial; (ii) legal requirements; and (iii) Smolenergy’s delivery to the Company of financial statements accurately prepared according to U.S. GAAP, SEC Regulation S-X and the Sarbanes Oxley Act. No assurances can be given when, if ever, the combination will close.

Smolenergy is a privately held company organized under the laws of the Russian Federation that has informed the Company that it is engaged in the exploration and development of oil and gas wells in South Western Siberia.

Upon closing of the combination, the Smolenergy Stockholders will control the Company’s Board of Directors and under certain conditions, will be able to increase their holdings in the Company by an additional twenty (20%) percent.

As a result of the Combination Agreement, there will be a change in control of The Company. In accordance with SFAS No. 141, Russoil will be the acquiring entity. While the transaction is accounted for using the purchased method of accounting in substance the Agreement is a recapitalization of Smolenergy’s capital structure.

For accounting purposes, the Company will account for the transaction as a reverse merger with Smolenergy being the “accounting acquirer”.  The Company will not recognize goodwill or any intangible assets in connection with the transaction.

Agreement to Sublicense

Pursuant to an Agreement dated as of June 9, 2007, by and among the Company, Smolenergy and Selection Oil Limited (“Selection”), the Company has agreed to issue 4,000,000 shares of its common stock in consideration for Selection agreeing to sublicense a certain portion of Selection’s oilfield to Smolenergy. Selection’s license is situated it Tomsk, Russia. The completion of the transaction is subject to the satisfaction of certain conditions including, but not limited to (i) the Company’s satisfactory due diligence of Selection’s license and field; (ii) legal requirements, and (iii) the Company’s acquisition of Smolenergy. There can be no assurance that the necessary prerequisite of Smolenergy becoming wholly owned by the Company will occur, that the agreement with Selection will be consummated or the license or the wells acquired will ever prove to be of financial benefit to the Company.

NOTE 6 - Subsequent Events

   On July 3, 2007, the Company issued for aggregate consideration of $200,000 a convertible promissory note (“the note”) in the aggregate principal amount of $200,000 to Bluewater Partners, S.A.. The note bears interest at 10% per annum and is payable on demand. At the option of the lender, principle and accrued interest may be converted into common stock of the Company at the rate of one (1) share for each $0.10 (ten cents) of the indebtedness, the conversion price is subject to certain anti-dilutive adjustments. In July 2007, the Company advanced $200,000 to Smolenergy in connection with the Combination Agreement (see note 4).

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

Capital Structure

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

Share Exchange Agreement

Pursuant to a Share Exchange Agreement dated as of May 31, 2007 (the “Combination Agreement”), by and among Russoil Corporation (the “Company”), OJSC Smolenergy (“Smolenergy”) and the stockholders of Smolenergy (the “Stockholders”), the Company was to have received all of the issued and outstanding capital stock of Smolenergy from the Stockholders in exchange for approximately 51% of the issued and outstanding capital stock of the Company. The Combination Agreement is being restructured as Smolenergy was found to be indebted to the person ( the “Prior Owner”) who transferred 51% of the equity interests in Gorstovoye, LLC, Smolenergy’s majority owned subsidiary, and operational base, to Smolenergy for approximately $26,000,000 on or about May 25, 2007. Gorstovoye’s oilfield is situated in the Tomsk region of Southwestern Siberia. It is anticipated that the restructuring will entail the Prior Owner’s cancellation of all indebtedness of Smolenergy, relating to Gorstovoye, in exchange for the shares of the Company’s common stock that was to be transferred to Smolenergy’s shareholders, who also will surrender their holdings in Smolenergy.

Pursuant to an Agreement dated as of June 9, 2007, by and among the Company, Smolenergy and Selection Oil Limited (“Selection”), the Company has agreed to issue 4,000,000 shares of its common stock in consideration for Selection agreeing to sublicense a certain portion of Selection’s oilfield to Smolenergy. Selection’s license area is also situated in Tomsk.

The completion of the foregoing transactions are subject to the satisfaction of certain conditions including, but not limited to (i) the Company’s satisfactory due diligence of their businesses, licenses, financial statements and oil fields; (ii) legal requirements; and (iii) Smolenergy’s delivery to the Company of financial statements accurately prepared according to U.S. GAAP, SEC Regulation S-X and the Sarbanes Oxley Act.

There can be no assurance that the necessary prerequisites will occur, that the foregoing agreements will be consummated, or the license or the wells acquired will ever prove to be of financial benefit to the Company.

Smolenergy is privately held, organized under the laws of the Russian Federation, and is engaged in the exploration and development of oil and gas wells in Southwestern Siberia.

Upon a closing of the Combination, the Prior Owner will be able to control the Company’s Board of Directors and under certain conditions, will be able to increase his holdings in the Company by an additional twenty (20%) percent.

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

As of June 30, 2007, we had no cash. We incurred a net loss of $ 209,661 for the period June 7, 2006 (dare of inception) to June 30, 2007. In addition, we had a working capital deficit of $ 117,563 as of June 30, 2007.

Product Research and Development

We do not anticipate undertaking incurring any material product research and development activities during the next twelve months.

 Acquisition of Plant and Equipment and Other Assets

We do not anticipate the sale of any material property, plant or equipment during the next 12 months. We do not anticipate the acquisition of any material property, plant or equipment during the next 12 months.

Number of Employees

From our inception through the period ended June 30, 2007, we have principally relied on the services of outside consultants. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

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

Inflation

It is the opinion of the Company that inflation has not had a material effect on its operations.

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

Dated: August 29, 2007

RUSSOIL CORPORATION

	By:	/s/ Silvestre Hutchinson Name: Silvestre Hutchinson
Title: President, Chief Executive Officer, Secretary
Chief Financial Officer and Director
(Principal Executive, Financial, and
Accounting Officer)