Form 10QSB
period 2007-09-30
RussOil CORP
filed 2007-12-20
CIK 1369092

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File Number: 333-1366149

RUSSOIL CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	20-5022973
(State of incorporation)	(IRS Employer ID Number)

230 Park Avenue
10th Floor
New York, New York 10169
(Address of principal executive offices)

(212) 551-1474
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Number of shares of common stock outstanding as of December 17, 2007: 210,000,000 shares of common stock.

Transitional Small Business Format Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☒ NO ☐

Explanatory Note: Particular attention should be made to Note 6 of the attached financial statements and "Item 2. Management's Discussion and Analysis or Plan of Operations - Share Exchange Agreement.” The Company has not fully consummated the Share Exchange Agreement with OJSC Smolenergy. As a result of the non-performance by the OJSC Smolenergy Stockholders in providing satisfactory evidence of ownership of the 51% equity interests in Gorstovoye LLC to the Company, the Combination Agreement has not been consummated.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
RUSSOIL CORPORATION
(FORMERLY CASSIDY MEDIA, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2007
(Unaudited)

ASSETS
Current assets	$-

Other assets:
Deposits (Note )	200,000

Total assets	$200,000

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$124,774
Convertible note payable	200,000
Advances	150,000
Note payable	17,000
Total current liabilities	491,774

Commitments and contingencies

Deficiency in stockholders' equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-
Common stock, $0.0001 par value; 14,250,000,000 shares authorized; 342,000,000 shares issued and outstanding	3,420
Additional paid in capital	271,678
Deficit accumulated during development stage	(566,872)
Total deficiency in stockholders' equity	(291,774)

Total liabilities and deficiency in stockholders' equity	$200,000

The accompanying notes are an integral part of these financial statements.

RUSSOIL CORPORATION
(FORMERLY CASSIDY MEDIA, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					From June 7, 2006
					(date of inception)
	Three months ended September 30,		Nine months ended September 30,		through
	2007	2006	2007	2006	September 30, 2007
Sales, net	$-	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative	151,991	6,087	260,024	6,087	360,389
Total operating expenses	151,991	6,087	260,024	6,087	360,389

NET LOSS FROM OPERATIONS	(151,991)	(6,087)	(260,024)	(6,087)	(360,389)

Other income (expense):
Interest income (expense), net	(205,220)	(246)	(205,894)	(246)	(206,483)

Net loss before provision for income taxes	(357,211)	(6,333)	(465,918)	(6,333)	(566,872)

Income taxes (benefit)	-	-	-	-	-

NET LOSS	$(357,211)	$(6,333)	$(465,918)	$(6,333)	$(566,872)

Net loss per common share
Basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basic and fully diluted	342,000,000	256,500,000	342,000,000	256,500,000

The accompanying notes are an integral part of these financial statements.

RUSSOIL CORPORATION
(FORMERLY CASSIDY MEDIA, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JUNE 7, 2006 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2007
(Unaudited)

						Deficit
						Accumulated
	Preferred stock		Common stock		Additional	during development
	Shares	Amount	Shares	Amount	Paid in capital	stage	Total
June 7, 2006, date of inception	-	$-	-	$-	$-	$-	$-

Common stock issued in June 2006 to founders for services rendered	-	-	242,250,000	2,423	(1,573)	-	850

Sale of common stock in June 2006	-	-	14,250,000	142	9,858	-	10,000

Sale of common stock, net of costs	-	-	85,500,000	855	63,393	-	64,248

Net loss	-	-	-	-	-	(100,954)	(100,954)

Balance, December 31, 2006	-	-	342,000,000	3,420	71,678	(100,954)	(25,856)

Beneficial conversion feature relating to convertible debenture	-	-	-	-	200,000	-	200,000

Net loss	-	-	-	-	-	(465,918)	(465,918)

Balance, September 30, 2007	-	$-	342,000,000	$3,420	$271,678	$(566,872)	$(291,774)

The accompanying notes are an integral part of these financial statements.

RUSSOIL CORPORATION
(FORMERLY CASSIDY MEDIA, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			From June 7, 2006
			(date of inception)
	Nine months ended September 30,		through
	2007	2006	September 30, 2007
Cash flows from operating activities:
Net loss	$(465,918)	$(6,333)	$(566,872)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services rendered	-	850	850
Beneficial conversion feature relating to convertible debenture	200,000	-	200,000
Decrease (increase) in:
Deposits	(200,000)	-	(200,000)
Increase (decrease) in:
Accounts payable and accrued liabilities	115,918	3,263	124,774
Net cash used in operating activities:	(350,000)	(2,220)	(441,248)

Cash flows from investing activities:	-	-	-

Cash flows from financing activities:
Proceeds from advances, net	150,000	1,352	150,000
Proceeds from convertible debenture	200,000	-	200,000
Proceeds from note payable	-	17,000	17,000
Proceeds from sale of common stock	-	10,000	100,000
Payments of deferred offering costs	-	(25,752)	(25,752)
Net cash provided by financing activities:	350,000	2,600	441,248

Net increase (decrease) in cash and cash equivalents	-	380	-
Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	$-	$380	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$-	$-	$-
Cash paid during period for taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

RUSSOIL CORPORATION
(FORMERLY, CASSIDY MEDIA, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2006 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Basis of Presentation

On May 20, 2007 RussOil Corporation (“RussOil”), a newly formed, wholly-owned subsidiary of the Company, merged with and into the Company, with the Company being the surviving corporation. The name of the surviving corporation was changed to RussOil Corporation. For accounting purposes this is a capital transaction and equivalent to the issuance of common stock by RussOil for the non-monetary assets of Cassidy Media, Inc.

The Company is in the development stage, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and has not commenced planned principal operations. To date, the Company not generated revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through June 30, 2007, the Company has accumulated losses of $566,872.

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

RUSSOIL CORPORATION
(FORMERLY, CASSIDY MEDIA, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (continued)

Reclassification

Certain prior period amounts have been reclassified for comparative purposes.

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2006 and for the subsequent periods. The Company did not issue employee options as stock-based compensation from date of inception through September 30, 2007 therefore has no unrecognized stock compensation related liabilities ended September 30, 2007.

On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock Based Compensation, to account for compensation costs under our stock option plans. We previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended) ("APB 25"). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for our employee stock options because the option exercise price equaled the market price on the date of the grant. Prior to January 1, 2006 we only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123(R) had been utilized.

In adopting SFAS No. 123(R), we elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of the grant. In the nine months ended September 30, 2007; the Company did not grant any employee stock options.

RUSSOIL CORPORATION
(FORMERLY, CASSIDY MEDIA, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (continued)

Revenue Recognition

Revenues are recognized in the period that services are provided. For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superseded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. At September 30, 2007 the Company did not have any deferred revenue.

SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21”), MULTIPLE DELIVERABLE REVENUE ARRANGEMENTS. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company’s financial position and results of operations was not significant.

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155. “Accounting for certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140,” or SFAS No. 155. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No.156 did not have a material impact on the Company's financial position and results of operations.

RUSSOIL CORPORATION
(FORMERLY, CASSIDY MEDIA, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (continued)

In July 2006, the FASB issued Interpretation No. 48 (FIN 48). “Accounting for uncertainty in Income Taxes”. FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS 5, “Accounting for Contingencies”. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet evaluated the impact of adopting FIN 48 on our consolidated financial position, results of operations and cash flows.

In September 2006 the Financial Account Standards Board (the “FASB”) issued its Statement of Financial Accounting Standards 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. FAS 157 effective date is for fiscal years beginning after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

In September 2006 the FASB issued its Statement of Financial Accounting Standards 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations

NOTE 2- ADVANCES

Advances from Bluewater Partners, S.A., and entity controlled by a Company shareholder, are payable on demand and are non-interest bearing.

NOTE 3 – NOTE PAYABLE

Note payable consists of the following:

Note payable to related party, with a borrowing line of up to $20,000, bearing interest at 8% per annum and principal and interest payable July 5, 2008:

RUSSOIL CORPORATION
(FORMERLY, CASSIDY MEDIA, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 3 – NOTE PAYABLE (continued)

Maturities of long-term debt are as follows:

Twelve Months Ending During
Note payable	$17,000
Less: current portion	(17,000)
$-

NOTE 4 – CONVERTIBLE NOTE PAYABLE

On July 3, 2007, the Company issued a $200,000 convertible promissory note, due on demand with interest at 10% per annum. The note is convertible at any time, at the holder’s option, at $0.10 per share. The conversion price is subject to certain anti-dilutive adjustments.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an imbedded beneficial conversion feature present in the Convertible Note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $200,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is charged to current period earnings.

NOTE 5 – CAPITAL STOCK

Preferred stock

The Company is authorized to issue 5,000,000 $0.0001 par value shares of preferred stock. There are no issued or outstanding shares of preferred stock

Common Stock

The Company is authorized to issue 14,250,000,000 $0.00001 par value shares of its common stock. As of September 30, 2007; there are 342,000,000 shares issued and outstanding (see Note 8).

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

In June 2006 the Company issued 242,250,000 shares of common stock valued at $850 to the Founders of the Company for services.

In July 2006 the Company sold 14,250,000 shares of common stock for $10,000 to private investors.

RUSSOIL CORPORATION
(FORMERLY, CASSIDY MEDIA, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 5 – CAPITAL STOCK (continued)

On October 15, 2006, The Company closed its offering to the public of up to a maximum of 85,500,000 shares of its common stock. The Company sold 85,500,000 shares in the Offering for gross proceeds of $90,000. Expenses of the Offering were $25,752 and the Company netted $64,248.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Share Exchange Agreement

Pursuant to a Share Exchange Agreement dated May 31, 2007 (the “Combination Agreement”), by and among Russoil Corporation (“the Company”), OJSC Smolenergy (“Smolenergy”) and the stockholders of Smolenergy (the “Stockholders”), the Company will receive all of the issued and outstanding capital stock of Smolenergy from the Stockholders in exchange for 51% of the issued and outstanding capital stock of the Company. The closing of the combination is subject to the satisfaction of certain conditions including, but not limited to (i) the Company’s satisfactory due diligence of Smolenergy, its business, and management and financial; (ii) legal requirements; and (iii) Smolenergy’s delivery to the Company of financial statements accurately prepared according to U.S. GAAP, SEC Regulation S-X and the Sarbanes Oxley Act. A closing was held on September 10, 2007 with certain post-closing obligations to be completed thereafter. As a result of the non-performance by Smolenergy Stockholders in providing satisfactory evidence of ownership of the 51% equity interests in Gorstovoye LLC to the Company, the Combination Agreement has not been consummated.

Smolenergy is a privately held company organized under the laws of the Russian Federation that has informed the Company that it is engaged in the exploration and development of oil and gas wells in South Western Siberia.

Upon consummation of the Confirmation Agreement, the Smolenergy Stockholders will control the Company’s Board of Directors and under certain conditions, will be able to increase their holdings in the Company by an additional twenty (20%) percent.

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

Agreement to Sublicense

Pursuant to an Agreement dated as of June 9, 2007, by and among the Company, Smolenergy and Selection Oil Limited (“Selection”), the Company has agreed to issue 4,000,000 shares of its common stock in consideration for Selection agreeing to sublicense a certain portion of Selection’s oilfield to Smolenergy. Selection’s license is situated it Tomsk, Russia. The completion of the transaction is subject to the satisfaction of certain conditions including, but not limited to (i) the Company’s satisfactory due diligence of Selection’s license and field; (ii) legal requirements, and (iii) the Company’s acquisition of Smolenergy. There can be no assurance that the necessary prerequisites will occur, that the agreement with Selection will be consummated or the license or the wells acquired will ever prove to be of financial benefit to the Company.

RUSSOIL CORPORATION
(FORMERLY, CASSIDY MEDIA, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 7 – GOING CONCERN MATTERS
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the period June 7, 2006 through September 30, 2007, the Company incurred a loss of $566,872. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations and there can be no assurance that the Company's efforts will be successful. However, the planned principal operations have not commenced and no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company's liquidity, the Company's management is actively pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing

NOTE 8 – SUBSEQUENT EVENTS – CORPORATE RESTRUCTURE
Pursuant to a Share Exchange Agreement dated May 31, 2007 (the “Combination Agreement”) as described in Note 6 above, the Company issued 110,000,000 shares of its common stock on, December 6, 2007, and cancelled an additional 242,000,000 shares as required. Pending consummation of the Combination Agreement, the Company will acquire all the issued and outstanding capital stock of OJSC Smolenergy (“Smolenergy”) in exchange for 51% of the issued and outstanding capital stock of the Company.

RUSSOIL CORPORATION
(FORMERLY, CASSIDY MEDIA, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 8 – SUBSEQUENT EVENTS (continued)

In October and November 2007, the Company received $530,000 in common stock subscriptions at $0.50 per share including $200,000 in subscriptions from BlueWaters Partners, S.A.

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

We are a development stage company that has not generated any revenue. From June 7, 2006 until April 23, 2007, we intended to become an online marketing and media solutions firm, providing to our clients consulting services with respect to the creative process, production, planning and placement of online advertisements. We intended to offer the media marketing products and services such as web site development; (ii) development of internet commercials, flash banners; and online presentation.

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

Following Mr. Hutchinson’s acquisition of control of our Company on April 25, 2007, we have changed our business plans. We no longer intend to engage in online marketing consulting. Instead, on May 31, 2007, we entered into a Combination Agreement and the acquisition of Smolenergy was thereafter completed.

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

Share Exchange Agreement

Pursuant to a Share Exchange Agreement dated as of May 31, 2007 (the “Combination Agreement”), by and among Russoil Corporation (the “Company”), OJSC Smolenergy (“Smolenergy”) and the stockholders of Smolenergy (the “Stockholders”), the Company was to have received all of the issued and outstanding capital stock of Smolenergy from the Stockholders in exchange for approximately 51% of the issued and outstanding capital stock of the Company. The Combination Agreement is being restructured as Smolenergy was found to be indebted to the person ( the “Prior Owner”) who transferred 51% of the equity interests in Gorstovoye, LLC, Smolenergy’s majority owned subsidiary, and operational base, to Smolenergy for approximately $26,000,000 on or about May 25, 2007. Gorstovoye’s oilfield is situated in the Tomsk region of Southwestern Siberia. It is anticipated that the restructuring will entail the Prior Owner’s cancellation of all indebtedness of Smolenergy, relating to Gorstovoye, in exchange for the shares of the Company’s common stock that was to be transferred to Smolenergy’s shareholders, who also will surrender their holdings in Smolenergy. As a result of the non-performance by the Stockholders in providing satisfactory evidence of ownership of the 51% equity interests in Gorstovoye LLC to the Company, the Combination Agreement has not been consummated.

Pursuant to an Agreement dated as of June 9, 2007, by and among the Company, Smolenergy and Selection Oil Limited (“Selection”), the Company has agreed to issue 4,000,000 shares of its common stock in consideration for Selection agreeing to sublicense a certain portion of Selection’s oilfield to Smolenergy. Selection’s license area is also situated in Tomsk.

There can be no assurance that the necessary prerequisites will occur, that the foregoing agreement will be consummated, or the license or the wells acquired will ever prove to be of financial benefit to the Company.

Smolenergy is privately held, organized under the laws of the Russian Federation, and is engaged in the exploration and development of oil and gas wells in Southwestern Siberia.

Subject to the Combination Agreement closing, the Prior Owner was able to control the Company’s Board of Directors and under certain conditions, will be able to increase his holdings in the Company by an additional twenty (20%) percent.

For the quarter ending September 30, 2007, Our Company was a "blank check" company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), the Company also qualified as a “shell company,” because it had no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

Plan of Operation

As of September 30, 2007, we were in the development stage and having no revenue or business operations. As described above, with the Share Exchange Agreement dated as of May 31, 2007 (the “Combination Agreement”), by and among Russoil Corporation (the “Company”), OJSC Smolenergy (“Smolenergy”) and the stockholders of Smolenergy (the “Stockholders”), consummated on December 6, 2007, we expect no longer to be in development stage by December 31, 2007.

We expect that we will need to raise funds in order to effectuate our business plans. We intend initially to seek additional investors to purchase our stock to provide us with working capital to fund our operations. Thereafter, we will seek to establish or acquire businesses or assets with additional funds raised either via the issuance of shares or debt. There can be no assurance that additional capital will be available to us. We may seek to raise the required capital by other means. We may have to issue debt or equity or enter into a strategic arrangement with a third party. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements currently in effect, our inability to raise funds will have a severe negative impact on our ability to remain a viable company. In pursuing the foregoing goals, we may seek to expand or change the composition of the Board or make changes to our current capital structure, including issuing additional shares or debt and adopting a stock option plan.

As of September 30, 2007, we had no cash. We incurred a net loss of $ 566,872 for the period June 7, 2006 (dare of inception) to September 30, 2007. In addition, we had a working capital deficit of $ 491,774 as of September 30, 2007.

Product Research and Development

We do not anticipate undertaking incurring any material product research and development activities during the next twelve months.

 Acquisition of Plant and Equipment and Other Assets

We do not anticipate the sale of any material property, plant or equipment during the next 12 months. We do anticipate the acquisition of material property, plant or equipment during the next 12 months for the operations of Smolenergy. Presently we are not able to estimate the dollar amount of the costs of such acquisitions assuming that sufficient funds are available to the Company of which no assurances can be given.

Number of Employees

From our inception through the period ended September 30, 2007, we have principally relied on the services of outside consultants. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended September 30, 2007.

Item 5. Other Information.

None.

Item 6. Exhibits

(a)	Exhibits (filed herewith)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUSSOIL CORPORATION

Date: December 19, 2007	By:	/s/ Evgeny Bagay
		Name:	Evgeny Bagay
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date: December 19, 2007	By:	/s/ Evgeny Fedosov
		Name:	Evgeny Fedosov
		Title:	Chief Financial Officer
(Principal Financial and Accounting
Officer)