Form 10KSB
period 2007-12-31
RussOil CORP
filed 2008-04-15
CIK 1369092

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to________________

Commission file number 333-136614

Russoil Corporation
(Name of small business issuer in its charter)

Nevada	20-5022973
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Russoil Corporation
Vozdvizhenka Str. 4/7
103009 Moscow, Russia
(Address of principal executive offices)
(Zip Code)

Issuer's telephone number Phone: 011-7-4812 6789 12

Securities registered under Section 12(b) of the Exchange Act:
Title of each class
None
Name of each exchange on which registered
N/A
Securities registered under Section 12(g) of the Exchange Act:
common stock, par value $0.00001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐ *

State issuer's revenues for its most recent fiscal year. $0.00

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average of the high and low prices of such common equity, as reported by NASDAQ, as of April 7, 2008, was $6,568,900.

As of April 10, 2008, we had outstanding 211,060,000 shares of common stock issued and outstanding.

Documents Incorporated By Reference: None

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

* Explanatory Note: Effective January 16, 2008, the Issuer made an acquisition of a 51% interest in Gorstovoye LLC as discussed here.

i

INTRODUCTION

In this Form 10-KSB, references to “us”, “we”, the “Company” are to Russoil Corporation, its wholly owned subsidiary OJSE Smolenergy and, when the context requires OJSE’s majority owned subsidiary, Gorstovoye.

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB (the “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect the current view about future events and financial performance based on certain assumptions. They include opinions, forecasts, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. In some cases, forward-looking statements can be identified by words such as “may”, “can”, “should”, “could”, “expects”, “hopes”, “believes”, “plans”, “anticipates”, “estimates”, “predicts”, “projects”, “potential”, “intends”, “approximates” or the negative or other variation of such terms and other comparable expressions.

Forward-looking statements in this Annual Report may include, but not be limited to, statements about or based upon estimates of:

•	future financial and operating results, including projections of revenues, income, expenditures, cash balances and other financial items;

•	capital requirements and the need for additional financing;

•	our ability to develop commercially productive oil wells;

•	our success in locating commercially producing oil wells;

•	growth, expansion and acquisition strategies;

•	current and future economic and political conditions;

•	overall industry and market performance;

•	competition;

•	management’s goals and plans for future operations; and

•	other assumptions described in this Annual Report underlying or relating to any forward-looking statements.

The forward-looking statements in this Annual Report are only predictions. Actual results could and likely will differ materially from these forward-looking statements for many reasons, including the risks described under “Risk Factors” and elsewhere in this Annual Report. No guarantee about future results, performance or achievements can be made. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. The safe harbors for forward-looking statements provided by the Private Securities Litigation Reform Act are unavailable to issuers of a “penny stock”. Our shares may be considered a penny stock and, as a result, the safe harbors may not be available to us.

DESCRIPTION OF BUSINESS

Overview

Prior to our acquisition of a 51% interest in Gorstovoye LLC, a Russian Limited Liability Company ("Gorstovoye") in January 2008, both Russoil and OJSE Smolenergy had only nominal activities and should considered to be “shell” corporations.

Upon closing of the Combination Agreement, as amended, the Company became the sole owner of OJSE Smolenergy, a Corporation formed under the laws of the Russian Federation (“Smolenergy”) on October 28, 2006, to invest in Russian oil and gas energy fields.

On January 16, 2008, the Company consummated its acquisition of a 51% interest in Gorstovoye, formed in April 23, 2002 to invest in oil and petroleum assets. Gorstovoye has obtained licenses from the Federal Agency of the Ministry of Natural Resources of the Russian Federation (the “Ministry”) for the Gorstovoye oil field until:

•	March 18, 2014, conduct mineral exploration and production including oil and gas;
•	December 31, 2008, conduct oil and gas well operations, with an expected extension until March 18, 2004;
•	December 31, 2008, conduct mining operations.

The Gorstovoye oil field is situated in the Tomsk Region of the Western Siberian Lowland and, geographically, poses distinct difficulties as it is accessible to normal vehicular traffic from late December through late April. Other times it is accessible only via all terrain vehicles or helicopter. Smolenergy and Gorstovoye have sustained significant losses and have a significant accumulated deficit.

In April of 2007, the Ministry issued warnings to Gorstovoye that it was acting inconsistently with its Gorstovoye License Agreement as it had not submitted to the Ministry plans for (a) operation and maintenance of (as well as estimates of total oil reserves) and (b) remediation of occasional oil spills. On February 15, 2008, a Russian Federation surveyor visited the Gorstovoye oil field and advised that we were in compliance with three of the four element requirements of our license and the last element, the actual extraction of oil, we believe will be met with the planned drilling of several wells. We are expecting written verification of his statements.

Gorst Oil Field

Gorstovoye obtained the right to use the subsurface resource area that includes the Gorst oil field in August 2002 by the transfer of the license initially issued to the local government to Gorstovoye. After the license was transferred to Gorstovoye, it commenced work on developing design and estimation documents and obtaining permits to fulfill the conditions of the license agreement.

Gorstovoye was part of the Russian Federation’s Program for Geological Study of Subsurface Resources in this license area during 2003 through 2005.

Seismic exploration was conducted and completed in the fourth quarter of 2003 to learn the density of seismic lines in the northern portion of the field and revealed the structure of the northern portion of the Gorst field, and, in part, the southern portion, in significantly greater detail. This work was needed to refine the geological model of the structure of the northern part of the field. During 2003 and 2004, Gorstovoye began setting up oil production for the production testing stage in the priority (northern) part of the field and organized the work to comply with regulatory requirements in effect governing the development of oil fields in the Russian Federation. This work was a necessary prerequisite to move on to the design and implementation of production testing and the drilling of development wells.

Two development wells were drilled. One of them was abandoned on the basis of geophysicists’ findings that it was water-saturated. Because of this finding, other potential oil beds were not tested, despite some positive readings. Initially, the drilling results from this well discredited the significance of the Gorst oil field. Geologists could not understand why wells were water bearing at a level that they expected to be mineral viable. In 2005–2006, energy-information processing of satellite imaging of the field’s territory, nuclear-geochemical study of core material from another well, seismic lines studies and determination of the content of metal-containing minerals showed that the beds under another well were oil-saturated.

As a result of this studying of seismic lines and energy-information filtering through satellite imaging, the Company believes it will be able to efficiently locate an appraisal well to penetrate productive oil-bearing beds, and to construct a cluster for drilling productive development wells in the area in the future.

Due to the conclusions that were initially drawn about the negative results from drilling the first well, the second well was drilled in the direction of a third well. At present, this second well appears to be productive. Due to the lack of funding, the third well has not been completely tested.

On the whole, the Company believes the studies done by Gorstovoye have resulted in a clearer picture of the geological model of the Gorst field and made it possible, based on this model, to plan an efficient program of geological exploration and production testing that can prepare the field for development in approximately three years provided adequate financing is obtained, of which no assurance can be given.

In 2003, Gorstovoye completed a “Design for Production Testing of the Gorst Field" and it was approved by the Ministry. A plan for the construction of Field Facilities for the Gorst Oil Field was prepared for the initial, northern part of the field in the production testing stage, which, in turn, includes the following designs:

•	Construction of field facilities for part of the Northern oil field;
•	Construction of field facilities for the oil treatment and pumping area with a gas recovery unit, a water treatment and separation facility(“TWSF”);
•	Oil pipeline from the Gorst field to the TWSF;
•	Construction of development wells; and
•	Drilling of wells for domestic and drinking water supply in the territory of the Gorst Oil Field.

The designs for production testing and construction of field facilities have received affirmative findings from Russian Federation industrial safety reviews. The designs have been endorsed by the Russian Federation’s Regional Authority and the industrial safety findings have been appropriately registered.

Site Preparation

A foundation for the implementation of the Gorstovoye development plan by the construction of surface facilities for the Gorst field has been completed and includes:

•	Oil treatment and pumping area with gas recovery unit;
•	Custody transfer meter (“CTM”);
•	Oil pipeline from the Gorst Oil Field’s TWSF to the Gorst CTM;
•	Power supply;
•	Water intake for domestic and drinking water supply, with water and power lines;
•	Cluster of development wells and process service lines; and
•	Office and service complex.

During 2003 through 2005 the following site specific construction work was performed:

“CLUSTER” One:
•	a site was filled, and the cluster base was constructed;
•	a well metering station with a control unit was installed;

•	a package transformer substation was installed;
•	an oil pipeline was constructed to the TWSF;
•	an oil pipeline was constructed from the third well;
•	planking was laid along the right-of-way road from the third well to Cluster One;
•	planking was laid along the right-of-way road from Cluster One to the TWSF; and
•	another well was drilled.

GORST – NORTH OIL PIPELINE:
•	an oil pipeline from the Gorst TWSF to the CTW at the northern field was constructed.

OIL TREATMENT AND PUMPING AREA WITH GAS RECOVERY UNIT –  TREATMENT AND WATER SEPARATION FACILITY (TWSF):
•	the area for the TWSF, with the pipeline route and the flare area (for the burning off of excess combustibles), was filled;
•	two stock tanks were built, pressure-tested, treated for protection against corrosion and calibrated;
•	a separation unit was installed;
•	a pumphouse with two pumps was constructed for internal and external oil transfer pumping; and
•	an emergency power generating unit, tank and storage facilities were prepared.

The Company believes that all of the necessary components are in place to begin oil production in a production testing mode, provided adequate financing is obtained. To finance the foregoing, it is estimated that the Company will initially require an estimated US$5,000,000 in investment capital with an approximate total of US$100,000,000 necessary to bring all projects to completion. There can be no assurance that such financing will be obtained on terms commercially reasonable to the Company, or at all.

Limitations of Local Geography

The Gorst oil field’s ground surface is very boggy, with individual dry ridges. Travel to the oil field by motor vehicle is possible for only four months out of the year: from the end of December until the end of April, after the streams and wetlands have frozen, on temporary winter roads. For the other eight months of the year, the only way to get to the Gorst oil field is by all-terrain vehicle or helicopter. There are no roads in the oil field itself.

As a consequence, there are two ways of delivering oil for sale. The first is to hold the oil in tanks at the TWSF during the warm portion of the year and use trucks to transport in the wintertime. This option can and should be fully used until the TWSF and the oil pipeline to the CTM are put into operation. When the pipeline is fully operational, truck transportation can be used to meet the Company’s own needs and the needs of small consumers that cannot access pipeline transportation.

Obviously, the second option is more efficient: transportation of oil through a pipeline. This option can be put into operation when all work will be completed on construction of the TWSF and CTM.

Initially, our plan is to produce dry oil. The oil is treated to market standards in two stages. The first stage of treatment is to be done in units at the Gorstovoye TWSF. Wells produce a mixture of gas and oil that is pumped through a pipeline to the Gorstovoye TWSF and is fed into the first- and second-stage gas-oil separators, separating gas from oil. Separated gas goes to the gas dryer (the “PGD”), then through gas lines to meet the Company’s own needs: boiler room, gas-piston power plant and two furnaces (to be constructed) for heating oil; the remainder of the gas is flared (burned off). From the second-stage separator, the oil is to go to holding tanks to accumulate and is periodically pumped through the pipeline to Gorst’s CTW, then it is to go through pipelines to the planned treatment and water separation facility to Severnoye, and then it is to be transferred by pipeline systems (i.e., to the oil treatment facility (the “OTF”)) at the Sovetskoye Central Tank Farm.

The second and final stage of oil treatment takes place at the OTF, and the oil is delivered through pipeline systems to the Aleksandrovskoye delivery and acceptance point (the “DAP”).

From there, the oil is transported and delivered to Russian refineries or for export.

Necessary Future Development

Two principle issues need to be addressed as prerequisites to meeting the basic objectives set by the plan of operation:

1. Conversion. Convert the greater part of the oil reserves from the current oil category to a higher category.

2. Production Testing. Intensive production testing for the purpose of determining the basic parameters needed to draw up design documents for development of the field. Also, field facilities and service lines need to be constructed.

In order to raise the category of oil and gas reserves in the Gorst field it is necessary to drill three vertical appraisal wells penetrating Paleozoic deposits to a depth of at least 100 meters. These wells should be located in the northern, central and southern parts of the field. The average depth of these wells is planned to be 2,600–2,700 meters. The highest priority is planned to be a well with a depth of 2,600 meters, to be drilled in the northern part of the field at the intersection of two seismic lines. The category of the reserves could be increased by further testing and also by recalculating the reserves for the whole field on the basis of new drilling data from wells and from previous and newly drilled wells.

The Company must conduct intensive, efficient production testing, which will not only make it possible to prepare the field for development, but to provide for production of oil in volumes sufficient for subsequent development of the field with the Company’s own revenues. At least three development wells need to be drilled in an initial cluster and gradually put into production testing, with at least two development wells that need to be drilled and put into production testing. In summary, it is necessary to construct and put into production testing one appraisal well and five development wells. It is also necessary to produce and test an existing well in 2008.

Upon receipt of $5,000,000 in financing, of which no assurance can be given, we expect to be able to have at least eight oil-producing wells in the field.

During the winter of 2006 - 2007 all of the necessary materials were brought in for construction of three wells in the first cluster, and also for appraisals. The development wells are being prepared for drilling. A similar operation to bring in materials for drilling three additional wells was carried out in the winter of 2007 - 2008.

Mineral Trading

During the second quarter of fiscal 2007, Smolenergy, for the first time, engaged in the bartering of petroleum products. No cash was received from customers nor paid to suppliers and a loss was sustained. The Company is unsure if it will engage in such activities in the future. Under Generally Accepted Accounting Principles in the United States (“US GAAP”), any such transactions are not recognizable as revenue.

Competition

We compete in a highly competitive industry. We encounter competition in all of our operations, including property acquisition, and equipment and labor required to operate and to develop our properties. Russoil competes with major oil companies, independent oil companies, and individual producers and operators. Many competitors have financial and other resources substantially greater than ours.

Regulations Governing Russian Joint Stock Companies

Russian joint stock companies are corporate entities with limited liability similar to corporations formed under United States laws. Shareholders of Russian joint stock companies generally are not liable for debts and obligations of the company. However, shareholders of a bankrupt joint stock company may be held liable for debts and obligations of the bankrupt company if they have exercised their authority to undertake an action knowing that bankruptcy would be the result of their actions. In closed joint stock companies, i.e. companies with a limited number of shareholders, such as Smolenergy, any transfer of shares by a shareholder to a third party is subject to the pre-emptive right of the other shareholders to acquire such shares at the price offered to a third party.

Under Russian law, a simple majority of voting shares is sufficient to control adoption of most resolutions. Resolutions concerning amendment of the company charter, reorganizations (including mergers), liquidation, any increase in authorized shares, or certain "large" transactions require the approval of the shareholders holding 75% of the outstanding shares.

A Russian joint stock company has no obligation to pay dividends to the holders of common shares. Any dividends paid to shareholders must be recommended by the board of directors and then approved by a majority vote at the general meeting of shareholders. Dividends may be paid every quarter of a year.

Environmental Regulation

The government of the Russian Federation, Ministry of Natural Resources, and other agencies establish special rules, restrictions and standards for enterprises conducting activities affecting the environment. The general principle of Russian environmental law is that any environmental damage must be fully compensated. Under certain circumstances, top officers of the entity causing substantial environmental damage may be subject to criminal liability.

The law of the Russian Federation on subsoil requires that all users of subsoil ensure safety of works related to the use of subsoil and comply with existing rules and standards of environment protection. Failure to comply with such rules and standards may result in termination or withdrawal of the Smolenergy license.

Taxation

As a Russian resident entity i.e., Smolenergy/Gorstovoye is subject to all applicable Russian taxes, many of which currently impose a significant burden on profits. The most significant Russian taxes and duties are, including, but not limited to:

•
20% value added tax (established pursuant to Chapter 21 of the Tax Code of Russia), applicable only to domestic sale of goods in Russia and the Ukraine. No value added tax is payable on goods exported to the West from Russia;

•
20 to 24% profit tax which includes 6% federal profit tax, 12 to 16% regional profit tax and 2% local tax (in accordance with Chapter 25 of the Tax Code of Russia). Russian law allows the carry forward and use of losses, subject to limitations;

•
Income tax on dividends payable to Smolenergy shareholders. The tax must be withheld by Smolenergy from the amount distributed to each shareholder. The current rate of tax on dividends payable to corporate foreign shareholders is 15%. However, dividends payable to Russoil, a United States resident company, are subject to regulations contained in the United States - Russia tax treaty which limits the tax on dividends payable to Russoil to 5% (as long as Russoil holds more than a 10% interest in Smolenergy);

•
Tax on production of minerals applicable to all subsoil users producing minerals, including crude oil. After expiration of the temporary tax rate period, the tax will apply at the rate of 16.5% of the value of the oil produced by the taxpayer;

•	Unified social tax (established pursuant to Chapter 24 of the Tax Code of Russia) at the rate of up to 35.6% of the payroll;

•
Transport tax (established pursuant to Chapter 28 of the Tax Code of Russia) payable by owners of motor vehicles at the rate established by regional authorities based on the type and capacity of the vehicle. The maximum amount of tax payable by an owner of a motor car per year is RUR 150 (ca. USD 4.78) per horsepower;

•	Oil export duty, currently in the amount of US$ 25.9 per ton of crude oil being exported;

•	Regional property tax payable annually at 2% of the value of assets of the entity.

New tax laws including those setting forth rules for application of the value-added tax, profit tax, and tax on the production of minerals were enacted within the past years. The cost of legal and accounting advice to keep up with changes in the Russian tax laws may be significant and penalties for violations, even inadvertent ones, may be steep. If revisions impose confiscatory taxes, our profitability will be adversely affected.

Employees

We currently have 17 full time employees, including three executive officers, three administrative and clerical persons and 11 oil field workers. We also utilize the services of independent contractors on an as-needed basis.

RISK FACTORS

Risk Factors Relating to Smolenergy’s Continued Ownership of an Interest in Gorstovoye.

As a Foreign (to Russia) Corporation we have encountered difficulties in communicating with our Siberian based operations. Translation delays and errors can result in misunderstandings that could trigger unusual events and reporting inaccuracies. This is exacerbated by having personnel and land use license rights located in Siberia. We have encountered delays in sending and receiving information. The Company believes that the communication difficulties are waning but have not yet been solved.

Potential Voidability of the Transaction and Potential Violations of Russian Law.

•
Russian law requires that a Russian LLC may not have another legal entity as its sole holder. This was breached when 100% of the interests in Gorstovoye were sold to Ariust. As a consequence, the transfer to Ariust may be voided by a Russian court within 3 years. In this instance, until January 17, 2009. Ariust may also be obliged to return all 100% of its interests in Gorstovoye to Tomskpodvodtruboprovodstvoy (“TPTPS”) and TPTPS would return the consideration to Ariust.

•	Smolenergy keeps its own register of shareholders; that register may not be kept in strict compliance with Russian law.

•
The Company’s agreement with Smolenergy provided for the surrender and cancellation of all of Smolenergy’s then issued and outstanding shares. However, no consideration was provided to the holders of Smolenergy’s shares. An absence of reciprocal consideration may constitute a reason for a Russian court to require that the Company return the shares to Ariust and to compensate Smolenergy for any losses.

•
Smolenergy’s acquisition of 51% of Gorstovoye is subject to a pledge of those interests in favor of Ariust. If the pledge is not released, under Russian law, this may be considered to be a non-fulfillment of Smolenergy’s payment obligations allowing Ariust to seek cancellation of the Combination Agreement. But as the pledge is a document not recordable in Russia, and upon Ariust receiving the 110,000,000 shares of the Company’s common stock, Ariust may have difficulties in enforcing its rights.

•
The Russian equivalent of United States anti-trust and anti-competition statutes requires a notification to or the prior consent of the appropriate authorities. No notice has been given nor consent obtained. If the transactions among the Company, Smolenergy and Gorstovoye were found to violate the Russian Anti-Competition laws, they could be voided. The Company believes this most unlikely but it may be subject to a fine.

•	The Resolutions of Ariust and Smolenergy authorizing the sale of Gorstovoye from Ariust to Smolenergy appear to lack the specificity required by Russian law.

We have incurred significant losses. We expect future losses and we may never become profitable.

We have incurred significant losses and a substantial accumulated deficit. We expect to continue to incur net losses until our development work is completed, and we produce oil in sufficient quantities of sales that generate sufficient revenues to fund our continuing operations. We may fail to produce oil, or produce quantities insufficient to achieve significant revenues from sales or achieve or sustain profitability. There can be no assurance of when, if ever, we will be profitable or be able to maintain profitability.

Potential Loss of Licenses

In April of 2007, the Federal Agency of the Ministry of Natural Resources of the Russian Federation (the “Ministry”) issued warnings to Gorstovoye that it was acting inconsistently with its Gorstovoye License Agreement as it had not submitted to the Ministry plans for (a) operation and maintenance of (as well as estimates of total oil reserves) and (b) remediation of occasional oil spills. Gorstovoye had until December of 2007 to eliminate these infractions. A Russian Federation surveyor visited the Gorstovoye oil field and advised that we were in compliance with three of the four element requirements of our license and the last  element, the actual extraction of oil, we believe will be met with the planned drilling of several wells. We are expecting written verification of the foregoing.

At present, in connection with reception results in the course of drilling the wells 100, 101, greatly differing from the results, on which was founded issue to licenses TOM 11289 NE, subsoil users on the grounds of conclusions of the addition to license agreement from May 10, 2006 arranges project documentation with provision for elaborated requirements.

At February 2008 commission meeting of the appropriate territorial department of the Russian Federation and members of the commission presented remarks and recommendations on optimization of the project to test usage and recommended that mining hydrocarbon cheese in Gorstovoye oil field was initially to take place at the end of March or at the beginning April 2008.
We have offered a new plan to that department to develop the Grostovoye oil field and that plan is being considered by that department’s upper management..

If our new plan is accepted, we intend to start drilling four wells, in accordance with this new plan. After drilling the wells, (to the presence of the hydrocarbon cheese,) we intend to begin development of the wells and thereafter mining hydrocarbon cheese. We have only a limited operating history.

Gorstovoye was organized in April 2002 and Smolenergy was organized in October 2006.

Since 2002, Gorstovoye has been engaged in the exploration of oil and gas in the Gorst oil field in the face of its poor geographical location and a lack of funding. We will be subject to the general business risk factors that similar young companies experience with the responsibilities and complexities attendant to any such organization, including (i) the ability to attract and maintain competent and experienced management and operating personnel, (ii) the ability to secure appropriate debt and equity capital to finance desired growth, and (iii) the efficient management and performance of everyday operations.

Our Independent Auditors Have Expressed Substantial Doubt About Our Ability to Continue As a Going Concern, Which May Hinder Our Ability to Obtain Future Financing.

In their report dated April 14, 2008, our independent auditors stated that our financial statements for the year ended December 31, 2007 were prepared assuming that we would continue as a going concern, and that they have substantial doubt about our ability to continue as a going concern. Our auditors’ doubts are based on our incurring net losses of $1,272,801 and a lack of revenues and operations from our inception through December 31, 2007. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including by the sale of our securities or obtaining loans from financial institutions, where possible. Our continued net operating losses and our auditors’ doubts increase the difficulty of our meeting such goals and our efforts to continue as a going concern may not prove successful.

If we are unable to obtain additional funding our business operations will cease.

Our assets are insufficient to meet our operating expenses and capital expenditures through the end of fiscal year 2008. We do not know if additional financing will be available when needed, or if it is available, if it will be available on commercially reasonable terms. Insufficient funds may prevent us from implementing our business strategy or may require us to delay, scale back or cease operations.

Dependence on and Transactions with an Affiliated Company.

TPTPS performs approximately 60% of the construction work in Gorstovoye oil fields. Viktor Ekimov, the General Director and sole stockholder of TPTPS, holds a controlling interest in Ariust and owns approximately 52% of the Company’s voting securities. TPTPS owned Gorstovoye prior to its sale to Ariust. In August 2005, TPTPS increased Gorstovoye’s capital by approximately 230 million Russian Rubles (approximately US$9,332,000), from 30 million Russian Rubles (approximately US$1,217,000). TPTPS paid its capital contribution by issuing approximately 40 demand promissory notes. Gorstovoye used the promissory notes to meet its financial obligations to TPTPS and other suppliers and service providers with the balance being returned to TPTPS.

Litigation: Costs and Expenses; Potential Loss of Suppliers and Service Providers; Bankruptcy.

Gorstovoye constantly lacks funds to fulfill its payment obligations for goods, works and services. Creditors have demanded payment in arbitration court even for minor amounts. Almost all court cases are lost by Gorstovoye. In January 2007, a judgment by a Moscow court was entered against Gorstovoye in favor of a service provider for approximately 4,160,000 Russian Rubles (approximately US$169,000) and has commenced collection proceedings. If this debt remains uncollected, the claimant could commence bankruptcy proceedings. The same service provider has commenced another proceeding in the Moscow courts against Gorstovoye in the approximate amount of 6,810,000 Russian Rubles (approximately US$276,000). Not only have these lawsuits caused Gorstovoye to incur litigation costs and fees, but also divert management’s time and attention away from Gorstovoye’s proposed business. Also, suppliers and service providers can become antagonistic, and refuse or be reticent in providing goods and services to Gorstovoye and, as a result, substantially diminish and even eliminate its ability to operate.

Our planned business depends on the level of activity in the oil industry, which is significantly affected by volatile oil prices.

Our planned business depends on the level of activity in oil exploration, development and production in markets worldwide. Oil prices, market expectations of potential changes in these prices and a variety of political and economic factors significantly affect this level of activity. Oil prices are extremely volatile and are affected by numerous factors, including, but not limited to:

o	worldwide demand for oil and gas;
o	the ability of the Organization of Petroleum Exporting Countries, commonly called "OPEC," to test and maintain production levels and pricing;
o	the level of production in non-OPEC countries;
o	the policies of the various governments regarding exploration and development of their oil and gas reserves;
o	advances in exploration and development technology; and
o	the political environment of oil-producing regions.

The oil and gas business involves many operating risks that can cause substantial losses. Insurance may not be adequate to protect against all these risks.

The oil and gas business involves a variety of operating risks, including, but not limited to:

-	fire;
-	explosion;
-	blow-out;
-	uncontrollable flows of oil, gas, or well fluids;
-	natural disasters;
-	pipe failure;
-	casing collapse;
-	stuck tools;
-	abnormally pressured formations; and
-	environmental hazards such as oil spills, gas leaks, pipeline ruptures and discharges of toxic gases.

If any of these events occur, we could incur substantial losses as a result of:

-	injury or loss of life;
-	severe damage to and destruction of property, natural resources and equipment;
-	pollution and other environmental damage;
-	clean-up responsibilities;
-	regulatory investigation and penalties; and
-	suspension of operations.

If we experience any of these problems, it could affect wellbores, platforms, gathering systems and processing facilities, which could adversely affect our ability to conduct operations.

If oil and natural gas prices decrease, we may be required to take write-downs of any carrying values of our oil and natural gas properties.

Accounting rules require that we review periodically the carrying value of our oil and natural gas properties for possible impairment. Based on specific market factors and circumstances at the time of the prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down any carrying value of our oil and natural gas properties. A write-down constitutes a non-cash charge to earnings. We may incur impairment charges in the future, which could have a material adverse effect on our results of operations in the periods taken. Our international operations involve additional risks not associated with domestic operations.

Subsoil Use License

The Company believes Smolenergy has a satisfactory right to use Gorstovoye, in the form of a Subsoil Use License (expiring in March 2014). The interests owned or to be acquired by Gorstovoye may be subject to one or more royalty, overriding royalty and other outstanding interests customary in the industry. The interests may additionally be subject to burdens such as net profits interests, overriding royalty interests, back-ins, liens incident to operating agreements, current taxes, development obligations under oil and natural gas leases and other encumbrances, easements and restrictions, any or all of which may detract substantially from the value of interests or materially interfere with Gorstovoye’s operations or projected profits.

Exploration is a high-risk activity and the seismic and other advanced technologies we use are expensive, require experienced personnel, and cannot eliminate exploration risk.

Exploration activities are substantially more risky than development or exploitation activities. We use seismic data and other advanced technologies to reduce our risk, but exploratory drilling remains a speculative activity. Even when extensively used and properly interpreted, seismic data and visualization techniques only assist geoscientists in identifying subsurface structures and hydrocarbon indicators. They do not conclusively allow the interpreter to know if hydrocarbons are present or if they are economically producible. The use of seismic data and certain other technologies also requires greater pre-drilling expenditures than traditional drilling strategies. Gorstovoye could incur losses as a result of such expenditures. Poor results from our exploration activities could have a material adverse effect on our future results of operations and financial condition. Western Siberia is a highly competitive area and our success there will depend on our ability to attract and retain experienced geoscientists and other professional staff.

Oil and gas operations are subject to extensive environmental and other governmental regulation, which can affect the cost, manner, or feasibility of doing business.

Development, production and sale of oil and gas are subject to extensive environmental and other governmental regulation. We have made and expect to make substantial expenditures to comply with environmental and other governmental regulations. These regulations could change in ways that might substantially increase our costs. Those changes have in the past significantly altered the marketing of oil and gas, and the effect of these changes on our ability to market our oil and gas at reasonable prices is uncertain. Environmental regulations could impose liability for pollution clean up and damages and require cessation of operations in affected areas. Any such costs, damages, suspension or termination could materially and adversely affect our financial condition and operations. We are subject to regulations that impose permitting, reclamation, land use, conservation, and other restrictions on our ability to drill and produce.

Gorstovoye and other properties that we may acquire an interest in, or acquire outright, may not perform as we projected, and we may not be able to discover liabilities carried with the properties or obtain protection from sellers against them.

The successful acquisition of producing properties requires assessments of many factors which are inherently inexact and may be inaccurate, including, but not limited to:

-	the amount of recoverable reserves;
-	future oil and gas prices;
-	estimates of operating costs;
-	estimates of future development costs; and
-	potential environmental and other liabilities.

Our review will not reveal all existing or potential problems, nor will it permit us to become familiar enough with the properties to assess fully their deficiencies and capabilities. We may not inspect every well, platform or pipeline. We cannot necessarily observe structural and environmental problems, such as pipeline corrosion or groundwater contamination, when an inspection is made. We may not be able to obtain contractual indemnities from the seller for liabilities they created. We may be required to assume the risk of the physical condition of the properties in addition to the risk that the properties may not perform in accordance with our expectations.

We plan to operate in a highly competitive industry which may adversely affect our planned operations.

We operate in a highly competitive environment. Competition is particularly intense with respect to the acquisition of desirable undeveloped crude oil and natural gas properties. The principal competitive factors in the acquisition of such undeveloped crude oil and natural gas properties include the staff and data necessary to identify, investigate and purchase such properties, and the financial resources necessary to acquire and develop such properties. We compete with major and independent crude oil and natural gas companies for properties and the equipment and labor required to develop and operate such properties. Many of these competitors have financial and other resources substantially greater than ours.

The principal resources necessary for the exploration and production of crude oil and natural gas are leasehold prospects under which crude oil and natural gas reserves may be discovered, drilling rigs and related equipment to explore for such reserves and knowledgeable personnel to conduct all phases of crude oil and natural gas operations. We must compete for such resources with both major crude oil and natural gas companies and independent operators. We cannot assure you that such materials and resources will be available to us.

Our principal competitors would include major integrated oil companies and their marketing affiliates and national and local gas gatherers, brokers, marketers and distributors of varying sizes, financial resources and experience. Certain such competitors, such as major crude oil and natural gas companies, have capital resources and control supplies of natural gas substantially greater than we have. Smaller local distributors may enjoy a marketing advantage in their immediate service areas.

We will be competing against other companies in the natural gas processing business both for supplies of natural gas and for customers to which they will sell their products. Competition for natural gas supplies is based primarily on location of natural gas gathering facilities and natural gas gathering plants, operating efficiency and reliability and ability to obtain a satisfactory price for products recovered. Competition for customers is based primarily on price and delivery capabilities.

Reserve estimates are inherently uncertain and depend on many assumptions that may turn out to be untrue.

The process of estimating oil and gas reserves is complex and inherently uncertain. It requires various assumptions, including assumptions required by the SEC relating to oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. We must project production rates and timing of development expenditures. We need to analyze available geological, geophysical, production and engineering data, and the extent, quality and reliability of this data can vary. Oil and gas reserve engineering is a subjective process of estimating accumulations of oil and gas that cannot be measured in an exact manner. Estimates from other engineers might differ materially from those shown. The accuracy of any reserve estimate is a function of the quality and quantity of available data, engineering and geological interpretation and judgment.

Actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves most likely will vary from our estimates. Any significant variance could materially affect the estimated quantities and present value of reserves shown herein. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and gas prices and other factors, many of which are beyond our control.

Recovery of undeveloped reserves generally requires significant capital expenditures and successful drilling operations.

Ability to manage growth and achieve business strategy.

The Company expects to experience significant growth as a result of the acquisition of a 51% interest in Gorstovoye and the drilling and workovers contemplated herein.

Gorstovoye’s anticipated growth will place a significant strain on the Company’s financial, technical, operational and administrative resources. Neither Gorstovoye’s chief accountant, nor its chief geologist, have visited the oil field during approximately the last two years. Our ability to grow will depend upon a number of factors, including, but not limited to, its ability to develop Gorstovoye sites, its ability to retain and attract skilled personnel, the results of its drilling program, oil and gas prices, access to capital and other factors. There can be no assurance that the Company will be successful in achieving growth or any other aspect of its business strategy or that we will be successful in managing its growth.

We will have substantial risks in making acquisitions.

The Company seeks to purchase additional properties and explore for oil and natural gas. The successful acquisition of producing properties requires an assessment of recoverable reserves, future oil and natural gas prices, operating costs, potential environmental and other liabilities and other factors. Such assessments are necessarily imprecise, and their accuracy is inherently uncertain. In connection with such an assessment, the Company will need to perform a review of the subject properties that it believes to be generally consistent with industry practices, which includes on-site inspections and the review of reports filed with various regulatory entities. Such a review, however, will not reveal all existing or potential problems nor will it permit a buyer to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. Inspections may not always be performed on every well, and structural and environmental problems are not necessarily observable even though an inspection is undertaken. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of such problems. There can be no assurances that any acquisition can be made at acceptable prices or acceptable terms or will be successful in producing economically recoverable reserves or derive a profit to the Company. There can be no assurance that the condition of the properties acquired or the circumstances relating to such properties (such as the viability of the site to produce hydrocarbons, the ability of the Company to profitably develop the property or the liability of the Company with respect to the acquired property) will not materially change from the time when such properties were acquired.

Uncertainty in Enforcing United States Judgments.

All of the Company’s directors and executive officers reside outside of the United States and service of process upon such persons may be difficult to effect in the United States upon all such directors and officers.

All of the Company’s assets are and will be located outside of the United States, in the Russian Federation, and any judgment obtained in the United States may not be enforced in that jurisdiction. There is substantial doubt as to the enforceability in the Russian Federation of actions to enforce judgments of the United States’ courts arising out of or based on the civil liability provisions of United States federal or state securities laws or otherwise.

Risks Related to Our Common Stock; Liquidity Risks

We have no plans to issue dividends.

We have no present intention of paying any dividends on our capital stock in the foreseeable future, as we intend to use earnings, if any, to generate increased growth. The payment of dividends in the future, if any, rests solely within the discretion of the Board of Directors and will depend upon, among other things, earnings, capital requirements and financial condition, as well as other factors deemed relevant by the Board of Directors. Although dividends are not limited currently by any agreements, it is anticipated that future agreements, if any, with institutional lenders or others may also limit the ability to pay dividends.

The price of our Common Stock may fluctuate significantly, which could lead to losses for stockholders.

Stock of public companies can experience extreme price and volume fluctuations. These fluctuations often have been unrelated or out of proportion to the operating performance of such companies. We expect our stock price to be similarly volatile. Broad market fluctuations may continue and could harm our stock price. Any negative change in the public’s perception of the prospects of our Company or companies in our market could also depress our stock price, regardless of our actual results. Factors affecting the trading price of our Common Stock may include:

•	variations in operating results;

•	recruitment or departure of key personnel;

•	litigation, legislation, regulation or technological developments that adversely affect our business;

•	changes in the estimates of operating results or changes in recommendations by any securities analyst that elect to follow our common stock; and

•	market conditions in oil and gas industries.

Certain financial statements attached as exhibits to this Report have not been audited.

Certain of the financial statements attached hereto are unaudited. No assurance can be given that if such financial statements were audited, they would not be materially different.

You may lose your investment in the Shares.

An investment in the shares involves a high degree of risk. An investment in the shares is suitable only for investors who can bear a loss of their entire investment.

The issuance of preferred stock may have the effect of preventing a change of control and could dilute the voting power of our Common Stock and reduce the market price of our Common Stock.

Our authorized capital stock includes 5,000,000 shares of preferred stock, of which all 5,000,000 shares is blank check preferred stock. Our Board of Directors is authorized to designate such stock with preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions as they deem advisable without shareholder approval. The effect of designating and issuing shares of preferred stock over the rights of our common shareholders cannot be stated until our board of directors determines the specific rights of such preferred stock. However, the effects might include, among other things, restricting dividends on the common stock, diluting the voting power of the common stock, reducing the market price of the common stock, or impairing the liquidation rights of the common stock, without further action by our shareholders. The designation and issuance of preferred stock could also have the effect of making it more difficult or time consuming for a third party to acquire a majority of our outstanding voting stock or otherwise effect a change of control. Shares of preferred stock may be sold to third parties that indicate that they would support our board of directors in opposing a hostile takeover bid. Our blank check preferred stock is not intended to be an anti-takeover measure, and we are not aware of any present third party that plans to gain control of us. Although we may consider issuing preferred stock in the future for purposes of raising additional capital or in connection with acquisition transactions, it currently has no binding agreements or commitments with respect to the issuance of any shares of preferred stock.

Our common stock is quoted on the OTC Bulletin Board and the limited reported quotations and volume of shares have been volatile.

Our common stock is quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “RUSO.” Trading in our common stock has been limited and volatile. There can be no assurance that a stable market for our shares will exist, or if it exists, it will be sustained.

In the event that we fail to timely file any periodic report filings with the SEC, our Common Stock may be removed from the Over-The-Counter Bulletin Board.

Pursuant to the OTCBB rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer which fails to file a periodic report (Form 10-QSB's or 10-KSB's) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period is automatically removed from the OTCBB. In the event an issuer is removed, such issuer would not be eligible to return to the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of removal. We filed our Form 10-QSB for the periods ended June and September 30, 2007 late. If we are late in our filings two more times in the twenty-four (24) month period and removed from the OTCBB, the market value of our common stock could be reduced significantly and sales of shares of our common stock may be difficult.

Principal Beneficial Shareholder Controls the Company.

The principal beneficial shareholder of Russoil, Victor Ekimov, is the beneficial owner of, in the aggregate, 110,000,000 shares of our common stock (approximately 52%) Accordingly, Mr. Ekimov could have control over matters requiring a vote of our shareholders. This concentration of ownership could also have the effect of delaying or preventing a change in control or discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of the our common stock or prevent our shareholders from realizing a premium over the market price for their shares of our common stock.

Our Common Stock are subject to Penny Stock Rules, which could affect trading.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain rules adopted by the SEC. Penny stocks generally are equity securities with a price of less than $5.00, subject to exceptions. The rules require that a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in connection with the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the rules generally require that prior to a transaction in a penny stock the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the liquidity of penny stocks. Our common stock is subject to the penny stock rules, and investors acquiring shares of our common stock may find it difficult to sell their shares of our common stock.

Item 2. Description of Properties

Gorstovoye leases offices in Moscow (approximately 1,080 square feet) and Smolensk (approximately 1,030 square feet), Russia, at an annual aggregate cost of approximately US$80,000. We believe that our current office space and facilities are sufficient to meet our present needs.

Item 3. Legal Proceedings

In January 2007, a judgment by a Moscow court (case #A40-67467/06-4-487) was entered against Gorstovoye in favor of a service provider for approximately 4,160,000 Russian Rubles (approximately US$169,000). Gorstovoye is also a defendant in a proceeding before the Moscow Arbitration court (case #A40-3752/07-50-38). The claimant, LLC “Insider” is seeking to hold Gorstovoye responsible for an alleged debt of JSC “Tomsktruboprovodsroy” in the total amount of RUB 6.8 million (approximately US$290,000 at the CBR exchange rate as of April 14, 2008). Allegedly, Gorstovoye signed an agreement to pay this debt. Gorstovoye’s defense is that it has never agreed to assume this obligation and the signature on the agreement is a forgery. The Company is unable to predict the extent of its ultimate liability with respect to these matters. However, the Company's management estimates the probability of overcoming this litigation is significantly adverse to the Company. The costs and other effects of these matters, including settlements, judgements and changes in the matters could have a material effect on the Company's financial condition and operating results.

Item 4. Submission of Matters to a Vote of Security Holders

There was no matter submitted to a vote of security holders during the fiscal quarter ended December 31, 2007.

PART II

Item 5. Market for our Securities and Related Stockholder Matters

Market Information

Russoil’s common stock had been quoted on the OTC Bulletin Board under the symbol “CASD.OB” from December 2006 until our symbol was changed to "RUSO.OB" on August 20, 2007. The high and low bid quotations of our common stock for the periods indicated below are:

For the following periods of time	High	Low

2nd Quarter 2007*	$1.82	$0.18
from May 31, 2007

3rd Quarter 2007	$0.26	$0.10
4th Quarter 2007	$0.13	$0.04

*From February 2007 until May 31, 2007 quotations were offered but no transactions were reported.

The foregoing reflects inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Record Holders

As of April 10, 2008, we had approximately three holders of record of our common stock. We are uncertain of the number of beneficial owners who own our shares of common stock.

Transfer Agent

Russoil’s transfer agent is Island Stock Transfer, 100 Second Avenue South, Suite 104N, St. Petersburg, Florida 33701, telephone number 727-289-0010.

Sales of Unregistered Securities

In June 2006, Russoil issued 228,000,000 shares of our common stock to Kimberly A. Hennessey, then Russoil’s President, Chief Executive Officer, Chief Financial Officer and a Director, and 14,250,000 shares of our common stock to Nicole Gagne, Russoil’s Secretary, in consideration for services in connection with the founding of Russoil. Russoil’s Board of Directors determined the fair value of the shares at a per share amount equal to the par value of our common stock, $0.0001 per share. As a result the fair value of the shares issued to Ms. Hennessey was $800 and the fair value of the shares issued to Ms. Gagne was $50. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

In June 2006 Russoil issued 14,250,000 shares of common stock to 41 investors in a private placement. In that private placement, Russoil sold 12,825,000 shares of common stock to 40 investors who were non-US persons (as defined under SEC Regulations) pursuant to the exemption from the registration requirements of the Securities Act provided by Regulation S, and Russoil sold 1,425,000 shares of common stock to one investor pursuant to an exemption under Section 4(2) of the Securities Act. Russoil conducted the private placement without any general solicitation or advertisement and a Securities Act restrictive legend was placed on the certificates for said shares. Effective April 25, 2007, Silvestre Hutchinson, Mss. Hennessey and Gagne sold their shares of the Company’s common stock to Silvestre Hutchinson for $50,000 in the aggregate. In connection therewith, Mss. Hennessey and Gagne resigned as officers and/or directors of the Company and Mr. Hutchinson became its sole officer and director. All of the foregoing numbers of shares give effect to a 28.5 for 1 stock split effected on April 30, 2007.

In August and November 2007, Russoil received subscriptions for 660,000 shares and 400,000 shares from entities believed to be not presently otherwise affiliated with Russoil and Bluewater, respectively, at a price of fifty cents ($0.50) per share ($330,000 from one entity and $200,000 from Bluewater). The subscriptions have been accepted by Russoil but issuance of certificates for the 400,000 shares remains pending the receipt by our transfer agent of certain identifying information from the purchaser. Except for the financial statements included in this Report, the foregoing shares have been included in the calculations of issued and outstanding shares of Russoil’s common stock set forth in this Report.

Pursuant to a Share Exchange Agreement dated August 31, 2007 (the “Combination Agreement”), by and among Russoil, Smolenergy and the Stockholders of Smolenergy (the “Stockholders”), Russoil was to have received all of the issued and outstanding capital stock of Smolenergy from the Stockholders in exchange for approximately 52% of the issued and outstanding capital stock of Russoil. The initial Combination Agreement was terminated after Smolenergy was found to be indebted to Victor Ekimov, the person who transferred 51% of the equity interests in Gorstovoye, LLC, Smolenergy’s majority owned subsidiary, and operational base, to Smolenergy for approximately $26,000,000 on or about May 25, 2007. As a result, the initial Combination Agreement was terminated and a second Combination Agreement was entered into on August 31, 2007 with Mr. Viktor Ekimov, canceling all indebtedness of Smolenergy, relating to Gorstovoye, to him in exchange for 110,000,000 shares of Russoil’s common stock while Smolenergy’s shareholders surrendered their holdings in Smolenergy to Russoil and, simultaneously, Mr. Silvestre Hutchinson, previously Russoil’s sole Executive Officer and Director, cancelled 242,000,000 shares of the Company owned by him. As later amended, the Combination Agreement permits the transfer of the shares to ZAO Ariust (“Ariust”). Ariust is believed to be owned and controlled by Viktor Ekimov. Pursuant to the Combination Agreement, the owners of Gorstovoye exchanged a 51% interest in Gorstovoye for 110,000,000 share of the Company's common stock, representing approximately 52% of the Company's outstanding common stock, after the return to treasury of and retirement of 242,000,000 shares of the Company's common stock held by certain Company shareholders. As a result of the consummation of the Combination Agreement, there was a change in control of Russoil. In accordance with SFAS No. 141, Gorstovoye was the accounting acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the Agreement is a recapitalization of Gorstovoye’s capital structure. The transfer of the 51% interest in Gorstovoye to the Company pursuant to the amended Combination Agreement was consummated on January 16, 2008. In connection with the foregoing. The persons identified in Item 9. “Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Securities Exchange Act of 1934” as the Company’s Officers and Directors undertook the positions and titles stated therein and Mr. Hutchinson resigned as an officer of the Company. Mr. Hutchinson resigned as a Director of the Company in January 2008.

Purchases of Our Equity Securities

Neither the Company nor any of our affiliates purchased any equity securities from our stockholders during our fiscal quarter ended December 31, 2007.

Securities Authorized for Issuance under Equity compensation Plans

We do not have any compensation plan under which equity securities are authorized for issuance.

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Form 10-KSB. The matters discussed herein contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed under the heading "Business – Risk Factors" and elsewhere in this Report and the risks discussed in our other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Overview

We were incorporated under Nevada law on June 7, 2006 under the corporate name Cassidy Media, Inc. On April 25, 2007, there was a change of control, which was followed by the filing of a Certificate of Change with the Secretary of State of Nevada to effect a 28.5-for-1 forward stock split of our common stock. We have also merged into our newly-formed wholly-owned subsidiary, Russoil Corporation, and have changed our corporate name to Russoil Corporation.

Year ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues

We have generated no operating revenues from operations from our inception. We believe we will begin earning revenues from operations in 2008 from actual operation as we transition from a development stage company to that of an active growth stage company. Accordingly, the comparison of current period operating results with those of prior periods is not meaningful.

Costs and Expenses

From our inception through December 31, 2007, we have not generated any revenues and have incurred cumulative losses of $1,272,801. In addition, a significant part of the overall remaining costs are associated principally with compensation to employees and consultants and professional services rendered. Selling, general and administrative (“SG&A”) expenses for year ended 2007 increased from $100,365 in 2006 to $960,552 in 2007, or $860,187. SG&A expenses consisted of accounting, legal, consulting, public relations, startup and organizational expenses. respectively. As a result of the above-mentioned expenses, net losses increased from $ 100,954 in 2006 to $1,171,847 in 2007, or $1,070,893.

Capital Structure

Effective April 30, 2007, the Company amended its Articles of Incorporation for the purpose of effecting a one for twenty-eight and a half (1 for 28.5) forward split of its common stock. In addition, the authorized common stock was increased from five hundred million (500M) shares, $.0001 par value, to fourteen and a quarter billion (14.25B) shares, $.00001 par value. All share and per share data have been given retroactive effect to reflect this recapitalization.

Liquidity and Capital Resources

As of December 31, 2007, we had $3,000 in cash. We incurred a net loss of $1,272,801 for the period June 7, 2006 (date of inception) to December 31, 2007. In addition, we had a working capital deficit of $816,703 as of December 31, 2007.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required within the next 6 months in order to meet our current and projected cash flow deficits from operations and development. We have sufficient funds to conduct our operations for several months, but not for 6 months or more. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits. However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

Our registered independent certified public accountants have stated in their report dated April 14, 2008, that we have incurred operating losses since our inception , and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

Going Concern Consideration

The consolidated financial statements contained in this Report have been prepared on a ‘going concern’ basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed in this Report, there is a significant risk that we will be unable to continue as a going concern, in which case, you would suffer a total loss on your investment in our Company.

Inflation

It is the opinion of the Company that inflation has not had a material effect on its operations.

Off-Balance Sheet Arrangements

None

Foreign Currency Fluctuations

Currently we do not have significant transactions in currencies other than the U.S. dollar.

We currently do not engage in hedging. However, we may do so in the future.

Currency Consideration

The Company translates the foreign currency financial statements of its Chinese subsidiary in accordance with the requirements of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Assets and liabilities are translated at the rates of exchange at the balance sheet date, and related revenue and expenses are translated at average monthly exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholders' equity. Foreign currency transaction gains and losses are included in the statement of income.

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

Our financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If we were not to continue as a going concern, we would likely not be able to realize on our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of our financial statements. There can be no assurances that we will be successful in generating additional cash from equity or other sources to be used for operations. Our financial statements do not include any adjustments to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

Item 7. Consolidated Financial Statements

The following Consolidated Financial Statements are included in this Annual Report.

RUSSOIL CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms	F-1 to F2
Consolidated Balance Sheets as of December 31, 2007 and 2006	F-3
Consolidated Statements of Operations for the years ended December 31, 2007 and 2006 and the Period June 7, 2006 (date of inception) through December 31, 2007	F-4
Consolidated Statement of Deficiency in Stockholders' Equity for the period June 7, 2006 (date of inception) through December 31, 2007	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006 and the Period June 7, 2006 (date of inception) through December 31, 2007	F-6
Notes to Consolidated Financial Statements	F-7 to - F - 14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Russoil Corporation
(formerly Cassidy Media, Inc.)

We have audited the accompanying consolidated balance sheet of Russoil Corporation, formerly Cassidy Media, Inc. (a Development Stage Company) (“the Company”) as of December 31, 2007 and the related consolidated statements of operations, deficiency in stockholders’ equity and cash flows for the year ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 2006 and for the period June 7, 2006 (date of inception) through December 31, 2006 also included in the cumulative amounts from June 7, 2006 (date of inception) through December 31, 2006 are audited by other auditors whose report dated March 22, 2007, on those statements included an explanatory paragraph that described substantial doubt about the Company’s ability to continue as a going concern due to operating losses and lack of revenues and operations.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2007, and the results of its operations and its cash flows for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. We express no opinion on the cummulative period from June 7, 2006 (date of inception) through December 31, 2006.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has incurred operating losses from its inception , has had no revenues and has not commenced planned principal operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

s/s RBSM LLP
RBSM LLP

New York, New York
April 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Russoil Corporation
(formerly Cassidy Media, Inc. )

We have audited the accompanying balance sheet of Russoil Corporation, formerly Cassidy Media, Inc. (a Development Stage Company) (“the Company”) as of December 31, 2006 and the related statements of operations, stockholders’ deficiency and cash flows for the period June 7, 2006 (inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2006, and the results of its operations and its cash flows for the period June 7, 2006 (inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has incurred an operating loss for the period June 7, 2006 (inception) to December 31, 2006, has had no revenues and has not commenced planned principal operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York
March 22, 2007

RUSSOIL CORPORATION
(FORMERLY CASSIDY MEDIA, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$3,000	$-
Other current assets	1,000	-
Total current assets:	4,000	-

Property, plant and equipment, net	2,000	-

Other assets:
Advance to related party	200,000	-

Total assets	$206,000	$-

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$244,856	$8,856
Convertible note payable, related party	200,000	-
Advances from related parties	358,847
Notes payable, related parties - current	17,000	-
Total current liabilities	820,703	8,856
Notes payable, related parties	384,000	17,000

Commitments and contingencies

Deficiency in stockholders' equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.00001 par value; 14,250,000,000 shares authorized; 210,000,000 shares issued and outstanding at December 31, 2007 and 342,000,000 shares at December 31, 2006	2,100	3,420
Additional paid in capital	276,998	71,678
Deficit accumulated during development stage	(1,272,801)	(100,954)
Cumulative other comprehensive income (loss)	(5,000)	-
Total deficiency in stockholders' equity	(998,703)	(25,856)

Total liabilities and deficiency in stockholders' equity	$206,000	$-

See the accompanying notes to the consolidated financial statements

RUSSOIL CORPORATION
(FORMERLY CASSIDY MEDIA, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS

			From June 7, 2006
			(date of inception)
	Year ended December 31,		Through
	2007	2006	December 31, 2007

Operating expenses:
Selling, general and administrative	$960,552	$100,365	$1,060,917
Total operating expenses	960,552	100,365	1,060,917

NET LOSS FROM OPERATIONS	(960,552)	(100,365)	(1,060,917)

Other income (expense):
Interest income (expense), net	(211,295)	(589)	(211,884)

Net loss before provision for income taxes	(1,171,847)	(100,954)	(1,272,801)

Income taxes (benefit)	-	-	-

NET LOSS	$(1,171,847)	$(100,954)	$(1,272,801)

Net loss per common share
Basic and fully diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basic and fully diluted	301,495,890	295,618,986

Comprehensive losses:
Net loss	$(1,171,847)	$(100,954)	$(1,272,801)
Foreign currency transaction loss	(5,000)	-	(5,000)

Comprehensive Loss	$(1,176,847)	$(100,954)	$(1,277,801)

See the accompanying notes to the consolidated financial statements

RUSSOIL CORPORATION
(FORMERLY CASSIDY MEDIA, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JUNE 7, 2006 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2007

							Deficit
						Other	Accumulated
	Preferred stock		Common stock		Additional	Comprehensive	during development
	Shares	Amount	Shares	Amount	Paid in capital	Income (Loss)	stage	Total
June 7, 2006, date of inception	-	$-	-	$-	$-	$-	$-	$-

Common stock issued in June 2006 to founders for services rendered	-	-	242,250,000	2,423	(1,573)	-	-	850

Sale of common stock in June 2006 for cash at $.00001 per share	-	-	14,250,000	142	9,858	-	-	10,000

Sale of common stock, net of costs for cash at $.00001 per share	-	-	85,500,000	855	63,393	-	-	64,248

Net loss	-	-	-	-	-	-	(100,954)	(100,954)

Balance, December 31, 2006	-	-	342,000,000	3,420	71,678	-	(100,954)	(25,856)

Beneficial conversion feature relating to convertible debenture	-	-	-	-	200,000	-	-	200,000

Issuance of common shares in September 2007 under a Share Exchange Agreement to acquire OJSC Smolenergy, net (See Note 2, 7 and 10)	-	-	110,000,000	1,100	2,900	-	-	4,000

Cancellation of common shares in September 2007 under a Share Exchange Agreement to acquire OJSC Smolenergy (See Note 2, 7 and 10)	-	-	(242,000,000)	(2,420)	2,420	-	-	-

Net loss	-	-	-	-	-	(5,000)	(1,171,847)	(1,176,847)

Balance, December 31, 2007	-	$-	210,000,000	$2,100	$276,998	$(5,000)	$(1,272,801)	$(998,703)

See the accompanying notes to the consolidated financial statements

RUSSOIL CORPORATION
(FORMERLY CASSIDY MEDIA, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS

			From June 7, 2006
			(date of inception)
	Year ended December 31,		through
	2007	2006	December 31, 2007
Cash flows from operating activities:
Net loss	$(1,171,847)	$(100,954)	$(1,272,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquisition cost	378,000	-	378,000
Common stock issued for services rendered	-	850	850
Beneficial conversion feature relating to convertible debenture	200,000	-	200,000
Decrease (increase) in:
Supplies and prepaid expenses	(1,000)		(1,000)
Increase (decrease) in:
Accounts payable and accrued liabilities	240,000	8,856	248,856
Net cash used in operating activities:	(354,847)	(91,248)	(446,095)

Cash flows from investing activities:
Cash received from acquisition	4,000	-	4,000
Advance to related party	(200,000)	-	(200,000)
Net cash used in investing activities	(196,000)	-	(196,000)

Cash flows from financing activities:
Proceeds from advances, net (related parties)	358,847	-	358,847
Proceeds from convertible debentures	200,000	-	200,000
Proceeds from note payable ( related parties)	-	17,000	17,000
Proceeds from sale of common stock	-	100,000	100,000
Payments of deferred offering costs	-	(25,752)	(25,752)
Net cash provided by financing activities:	558,847	91,248	650,095

Effect of currency change on cash	(5,000)	-	(5,000)

Net increase (decrease) in cash and cash equivalents	3,000	-	3,000
Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	$3,000	$-	$3,000

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$-	$-	$-
Cash paid during period for taxes	$-	$-	$-

Supplemental Disclosures of Non Cash Transactions:
Acquisition of OJSC Smolenergy:
Non current assets acquired	$2,000	$-	$-
Liabilities assumed	$384,000	$-	$-

See the accompanying notes to the consolidated financial statements

RUSSOIL CORPORATION
(FORMERLY, CASSIDY MEDIA, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying financial statements follows:

Basis of Presentation

Russoil Corporation, formerly Cassidy Media, Inc. ( the “Company”) , was formed under the laws of the State of Nevada in June, 2006. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, OJSC Smolenergy (“Smolenergy”), an entity formed under the laws of the Russian Federation and organized for the purpose of exploring and developing oil and gas properties wells in South Western Siberia. Smolenergy had no material assets or significant operations.. All significant intercompany balances and transactions have been eliminated in consolidation (see Note 10).

The Company is in the development stage, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and has not commenced planned principal operations. To date, the Company not generated revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2007, the Company has accumulated losses of $1,272,801.

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2006 and for the subsequent periods. The Company did not issue employee options as stock-based compensation from date of inception through December 31, 2007 therefore has no unrecognized stock compensation related liabilities ended December 31, 2007.

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

In adopting SFAS No. 123(R), the Company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of the grant. In the years ended December 31, 2007 and 2006; the Company did not grant any employee stock options.

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

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, U.S. investments may be in excess of the FDIC insurance limit.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Comprehensive Income (Loss)

The Company adopted Statement of Financial Accounting Standards No. 130; “Reporting Comprehensive Income” (SFAS) No. 130 establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available for sale securities.

Foreign Currency Translation

The Company translates the foreign currency financial statements into US Dollars using the year end or average exchange rates in accordance with the regulations of SFAS No. 52, “Foreign Currency Translation”. Assets, liabilities and equity of these subsidiaries were translated at exchange rates as of the balance sheet date. Revenues, expenses and retained earnings are translated at average rates in effect for the periods presented. The cumulative translation adjustment is included in the accumulated other comprehensive gain (loss) within shareholders’ equity.

Liquidity

As shown in the accompanying consolidated financial statements, the Company incurred net loss of $1,171,847 for the year ended December 31, 2007. The Company's current liabilities exceeded its current assets by $816,703 as of December 31, 2007.

Impairment of Long-Lived Assets

The Company follows Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted discounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived assets and certain identifiable intangibles will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less disposal costs.

Income taxes

The Company follows SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Net Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of outstanding shares of common stock. Diluted loss per share, if any, is computed by dividing net loss by the weighted average number of shares adjusted for the potential dilution that could occur if stock options, warrants and other convertible securities were exercised or converted into common stock. Net loss per share excludes the dilutive effect of 2,000,000 shares that are issuable upon conversion of the convertible note payable principal and interest outstanding, as such shares would reduce the loss per share.

New Accounting Pronouncements

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of SFAS No. 157 will change current practice. SFAS 157’s effective date is for fiscal years beginning after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

In September 2006 the FASB issued its SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. SFAS No. 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, results of operations or cash flows as the Company does not have any defined benefit pension and other post retirement plans as of December 31, 2007.

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company adopted FSP 00-19-2 in the preparation of the financial statements (see Note 1).

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS No. 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

In June 2007, the Accounting Standards Executive Committee issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Audit Guide”). SOP 07-1 was originally determined to be effective for fiscal years beginning on or after December 15, 2007, however, on February 6, 2008, FASB issued a final Staff Position indefinitely deferring the effective date and prohibiting early adoption of SOP 07-1 while addressing implementation issues.

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (EITF 07-3), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development (R&D) activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007. The Company does not expect that the adoption of EITF 07-3 will have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R),"Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

In December 2007, the FASB ratified the consensus in EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2009, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date. The Company has not yet evaluated the potential impact of adopting EITF 07-1 on our consolidated financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NOTE 2- ACQUISITION

On September 10, 2007, we completed the acquisition of Smolenergy , a company formed under the Russian Federation. While the Company was not required to compensate the Smolenergy shareholders in exchange for their shares, the former Smolenergy shareholders were appointed to the Company’s Board of Directors

The acquisition of Smolenergy was accounted for using the purchase method in accordance with SFAS 141. The results of operations for Smolenergy have been included in the Consolidated Statements of Operations since the date of acquisition.

In accordance with SFAS No. 141, the total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The estimate of fair value of the assets acquired was based on management’s estimates. Smolenergy had no material assets or significant operations. The total purchase price was allocated to the assets and liabilities acquired as follows:

Current assets acquired	$4,000
Non current assets acquired	2,000
Liabilities	(384,000)
Purchase price	-
Total acquisition costs	$(378,000)

The Company charged the excess of the liabilities assumed of $ 378,000 to operations in 2007

Since the Company and Smolenegy were inactive with no material assets or significant operations, unaudited pro forma results of operations for the years ended December 31, 2007 and 2006 assuming that the acquisition of Smolenegy occurred on January 1, 2006 have not been provided

NOTE 3 – RELATED PARTY TRANSACTIONS

Advances to Related parties

In July 2007, the Company advanced $200,000 to Gorstovoe LLC, a privately held company organized under the laws of the Russian Federation, that the Company merged with in January 2008 (see Note 10).

Advances From Related Parties

Entities controlled by Company shareholders and consultants have advanced funds to the Company for working capital purposes during the year ended December 31, 2007. No formal repayment terms or arrangements exist. The amount of the advances due the entities at December 31, 2007 and 2006 were $358,847 and $ 0, respectively.

Notes Payable to Related Parties

Notes payable to Company shareholders, entities controlled by Company shareholders and consultants as of December 31, 2007 and 2006 are as follows:
	2007	2006
Note payable , unsecured and due July 5, 2008 ; interest payable monthly at 8% per annum	$17,000	$17,000
Note payable , unsecured and due August 1, 2017 ; non-interest bearing	384,000	-
	401,000	17,000
Less current portion	(17,000)	-
	$384,000	$17,000

Maturities of long-term debt are as follows:

Year Ended
2009	$-
2010	-
2011	-
2012	-
2013 and beyond	384,000
$384,000

NOTE 4 – CONVERTIBLE NOTE PAYABLE

On July 3, 2007, the Company issued a $200,000 convertible promissory note to a related party, due on demand with interest accruing at 10% per annum. The note is convertible at any time, at the holder’s option, at $0.10 per share. The conversion price is subject to certain anti-dilutive adjustments.

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

NOTE 5 – INCOME TAXES

At December 31, 2007, the Company has available for U.S. federal income tax purposes a net operating loss carryforward of approximately $900,000, expiring in the year 2027, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited. Components of the deferred tax asset as of December 31, 2007 are as follows:

Non current:
Net operating loss carryforward	$315,000
Valuation allowance	(315,000)
Net deferred tax asset	$—

Due to the acquisition (See Note 2) and change of ownership in 2007 and subsequent reverse merger (See Note 10), use of net operating losses of the past may be limited or unavailable.

NOTE 6-LOSS PER SHARE

The following table presents the computation of basic and diluted losses per share:

	For the Year Ended	For the Period Ended
	December 31, 2007	December 31, 2006
Loss available for common shareholders	$(1,171,847)	$(100,954)
Basic and fully diluted loss per share	$(0.00)	$(0.00)
Weighted average common shares outstanding	301,495,890	295,618,986

Net loss per share is based upon the weighted average of shares of common stock outstanding, which exclude 2,000,000 shares issuable upon conversion of the convertible note payable principal and interest outstanding, as such shares would dilute the loss per share.

NOTE 7 – CAPITAL STOCK

Preferred stock

The Company is authorized to issue 5,000,000 shares, $0.0001 par value, of preferred stock. There are no issued or outstanding shares of preferred stock

Common Stock

The Company is authorized to issue 14,250,000,000 shares, $0.00001 par value, of its common stock. As of December 31, 2007, there are 210,000,000 shares issued and outstanding (See Note 1).

Effective April 30, 2007 the Company amended its Articles of Incorporation for the purpose of effecting a one for twenty-eight and a half (1 for 28.5) forward split of its common stock. In addition, the authorized common stock was increased from five hundred million (500,000,000) shares, $.0001 par value, to fourteen and a quarter billion (14,250,000,000) shares, $.00001 par value. All share and per share data have been given retroactive effect to reflect this recapitalization.

In June 2006, the Company issued 242,250,000 shares of common stock valued at $850 to the Founders of the Company for services.

In July 2006, the Company sold 14,250,000 shares of common stock for $10,000 to private investors.

On October 15, 2006, The Company closed its offering to the public of up to a maximum of 85,500,000 shares of its common stock. The Company sold 85,500,000 shares in the Offering for gross proceeds of $90,000. Expenses of the Offering were $25,752 and the Company netted $64,248.

In September 2007, pursuant to the Combination Agreement, the Company issued 110,000,000 shares of common stock and additionally canceled 242,000,000 shares in conjunction with the Company’s acquisition of a 51% interest in Gorstovoye LLC which was consummated in January 2008 (see Note 10)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE 9 – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the period June 7, 2006 (date of inception) through December 31, 2007, the Company incurred a loss of $1,272,801. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

In order to improve the Company's liquidity, the Company's management is actively pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing

NOTE 10 – SUBSEQUENT EVENTS – ACQUISITION AND CORPORATE RESTRUCTURE

Pursuant to the Share Exchange Agreement dated May 31, 2007, as amended, during the year ended December 31, 2007, the Company issued 110,000,000 shares of its common stock to the owner of Gorstovoe LLC, “Gorstovoye” an oil and gas exploration company organized under the laws of the Russian Federation in consideration for a 51% controlling interest in Gorstovoye.

As a result of delays in the obtaining approvals from Russian government ministries to effect the transfer and the Company obtaining satisfactory evidence of the seller’s ownership of the 51% interest in Gorstovoye, the acquisition of the 51% in Gorstovoye by the Company was not consummated until January 2008, and accordingly, shall be accounted for in 2008. As a result of the consummation of the Combination Agreement, there was a change in control of Russoil. In accordance with SFAS No. 141, Gorstovoye was the accounting acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the Agreement is a recapitalization of Gorstovoye’s capital structure.

For accounting purposes, Russoil shall account for the transaction as a reverse acquisition and Gorstovoye is the surviving entity. The Company shall not recognize goodwill or any material intangible assets in connection with the consummated transaction.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On August 15, 2007, Wolinetz, Lafazan and Company, P.C., resigned as the independent auditor for Russoil.

Wolinetz, Lafazan and Company, P.C. had served as the independent auditor of Russoil’s annual financial statements from Russoil’s inception. From the date on which Wolinetz, Lafazan and Company, P.C. was engaged until the date they resigned, there were no disagreements with Wolinetz, Lafazan and Company, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Wolinetz, Lafazan and Company, P.C., would have caused Wolinetz, Lafazan and Company, P.C. to make reference to the subject matter of the disagreements in connection with any reports it would have issued, and there were no “reportable events” as that term is defined in Item 304(a)(1)(iv) of Regulations S-K. For the period from Russoil’s inception to December 31, 2006, Wolinetz, Lafazan and Company, P.C. did express a concern about Russoil’s ability to continue as a going concern.

Russoil provided Wolinetz, Lafazan and Company P.C. with a copy of the foregoing disclosure, and Wolinetz, Lafazan and Company, P.C. has furnished Russoil with a letter, dated September 21, 2007, addressed to the Securities and Exchange Commission, stating that it agrees with such disclosure to the extent that it pertains to Wolinetz, Lafazan and Company CPA, P.C.

New independent registered public accounting firm

On August 22, 2007 (the “Engagement Date”), the Company engaged RBSM LLP (“New Auditor”) as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2007. The decision to engage the New Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

During the two most recent fiscal years and through the Engagement Date, the Company has not consulted with the New Auditor regarding either:

1.
the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that the New Auditor concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.
any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-k and the related instruction to Item 304 of Regulation S-K, or a reportable event, as that term is explained in Item 304(a)(1)(v)(A) of Regulation S-K.

Item 8A (T). Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer, principal financial officer, and principal accounting officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Annual Report on Form 10-KSB

Based on this evaluation, because of the Company’s limited resources and limited number of employees, our management concluded that, as of December 31, 2007, our disclosure controls and procedures are not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Our management is in the process of identifying deficiencies with respect to our disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that, as of December 31, 2007, our internal control over financial reporting is  effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The names of our current officers and directors are set forth below:

Name	Age	Position(s)

Evgeny Bagay	58	Chief Executive Officer and a Director

Evgeny Fedosov	57	Chief Financial Officer and a Director

Viktor Ekimov	55	Director

Elias Kamennoy	22	Director

Set forth below is biographical information concerning each of our executive officers and directors based on information supplied by them.

Evgeny Bagay, age 58, is the Company’s Chief Executive Officer and a Director. He has been a Deputy General Director of Smolenergy since 2006. From 2001 until joining Smolenergy, he had been Deputy General of Mikasoil, a petroleum refinery.

Evgeny Fedosov, age 57, is the Company’s Chief Financial Officer and a Director. Mr. Evgeny has been the Financial Director and Chairman of the Board of Directors of Smolenergy since June 2006. For more than five years before joining Smolenergy, he was the General Director of JSC Slavneft – Moscow, an oil construction and reconstruction firm.

Viktor Ekimov, age 55, is a Director of the Company. Mr. Ekimov for more than the past five years has been the General Director and sole stockholder of OJSE UC Tomskpodvodtraboprovodstroy. He is currently a Deputy of the State Duma for the Tomskoy and Councilman of the Directors of OAO Commercial Bank in Tomsk. He is the author of scientific articles addressing the problems of welding devices for mineral pipelines.

Elias Kamennoy, age 22, is a Director of the Company. He is a student at Moscow State University.

There are no family relationships among our directors and officers.

All directors hold office until the next annual meeting of stockholders or the election and qualification of their successors, or their earlier death, resignation or removal. Vacancies in the existing board are filled by a majority of the remaining directors. All officers hold office until their respective successors are elected and qualified, or until their earlier resignation or removal.

We do not have any long-term compensation plans or stock option plans.

No Code of Ethics; Financial Expert

We do not have a Code of Ethics applicable to our principal executive, financial and accounting officers. We do not have an audit committee ,nominating committeeor a financial expert. We plan to search for an independent financial expert to join our Board of Directors. Until January 2008, the Company had no operations and does not perceive the need for such committee or expert until it begins to generate revenues and derive sufficient income to make the necessary expenditures to establish such committee or engage any such expert.

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

Based on a review of the copies of such forms furnished to us, we believe that during 2007 the following officers, directors and greater than 10% stockholders did not comply with all applicable Section 16(a) filing requirements, as identified below.

Evgeny Bagay, a Director and our Chief Executive Officer, Evgeny Fedosov, a Director and our Chief Financial Officer, Viktor Ekimov, a Director and beneficial owner of more than 10% of our equity securities (a “Principal Stockholder”) and Elias Kamennoy, a Director, who assumed their officerships and became Directors on or about September 28, 2007, did not file their respective Form 3s until the dates indicated below:

Mr. Bagay	December 4, 2007
Mr. Fedosov	December 4, 2007
Mr. Kamennoy	December 4, 2007
Mr. Ekimov	February 29, 2008

Mr. Ekimov became a principal stockholder as of January 16, 2008 and filed a Form 4 with respect thereto on February 29, 2008.

Item 10. Executive Compensation

Summary Compensation

Neither Russoil nor Smolenergy paid cash compensation to their respective current executive officers during the years ended December 31, 2006 and 2007.

We do not have a Stock Option, Stock Grant, Phantom Stock or other similar plans. We may adopt such plans in the future.

No Employment Agreements

We have not entered into employment agreements with our executive officers as of the date of this Annual Report on Form 10-KSB. We may enter into employment agreements with certain of our executive officers in the future. No assurance can be given when, if ever, such agreements will be entered into or the terms thereof.

Outstanding Equity Awards

None of the individuals who served as our executive officers during 2007 held at December 31, 2007, received options, warrants or other right to purchase shares of our common stock, or unvested shares of common stock, granted or awarded to them, for services rendered.

Compensation of Directors

Mr. Hutchinson had been paid $12,000 assumedly for his services as a Director for 12 months. Except for Mr. Hutchinson, our directors do not receive any compensation for their services as members of the Board of Directors, but are entitled to reimbursement for expenses incurred in connection with their attendance at Board of Directors’ meetings.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as giving after effect to the Share Exchange Agreement and the transactions contemplated thereby, regarding the beneficial ownership of our Common Stock by (i) each person who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each of our directors and executive officers; and (iii) all of our executive officers and directors as a group:

		Approximate
Name and address of Beneficial Owner (2)	Amount (1)	Percent of Class

Directors and Named Executive Officers:

Viktor Ekimov (3) (4)	110,000,000	52%
Evgeny Fedosov (3)	0	*
Evengy Bagay (3)	0	*
Elias Kamennoy (3)	0	*
All directors and named executive officers as a group (4 persons)	110,000,000	52%

* Less than 1%.

(1)	Beneficial ownership is calculated based on 211,060,000 shares of common stock outstanding. Beneficial ownership is determined in accordance with Rule 13d-3 of the SEC.

(2)	The address for the above named directors and executive officers is:

c/o OJSE Smolenergy
Nagerezhnaya Tarasa Schevchenko ½
Building 27
121059 Moscow

(3)	Messrs. Fedosov, Bagay, Ekimov and Kamennoy are Directors of the Company and Messrs. Bagay and Fedosov are our Chief Executive and Chief Financial Officers, respectively.

(4)	The owner of record is Mr. Ekimov. However, he has advised the Company and the Company intends to allow Viktor Ekimov to transfer his shares to Ariust.

Item 12. Certain Relationships and Related Transactions: Director Independence

On April 23, 2007, Silvestre Hutchinson acquired control of Russoil by purchasing from Kimberly A. Hennessey, our then President, Chief Executive Officer, Chief Financial Officer, and Sole Director, 228,000,000 shares of Russoil’s common stock owned by Ms. Hennessey pursuant to and in accordance with a stock purchase agreement, dated April 25, 2007, between Mr. Hutchinson and Ms. Hennessey. Mr. Hutchinson also purchased 14,250,000 shares from Nicole Gagne, who was Russoil’s Secretary. In connection with that Stock Purchase Agreement, these prior officers and directors resigned from their positions with Russoil and Mr. Hutchinson was appointed as the President, Chief Executive Officer, and Chief Financial Officer, Secretary and a Director of Russoil.

The founders of Gorstovoye were OAO Tomskneftegasgeologiya VNK (“Tomsk VNK”) (51%) and TPTPS (49%). On or about October 21, 2002, Tomsk VNK sold its interests in Gorstovoye to TPTPS and TPTPS became Gorstovoye’s sole shareholder. In January 2006 TPTPS sold 100% of its shares in Gorstovoye to Ariust (also, a fully owned subsidiary of TPTPS). During its fiscal years ended December 31, 2006 and 2007, Gorstovoye paid TPTPS the approximate sums of $532,000 and $120,000, respectively.

All of the officers and directors of Smolenergy reside in the Russian Federation. Mr. Mikle Vax has facilitated transactions among the parties, by among other things, acting as a liaison between Smolenergy, its accountants, and representatives and Russoil, its attorneys and representatives.

Myron Gushlak of Bluewater previously acted as an advisor to Russoil and previously acted as a liaison between Mr. Hutchinson, Russoil’s attorneys and accountants and representatives of Smolenergy. Mr. Gushlak should be deemed an affiliate of Bluewater and Bluewater is a shareholder of Russoil. On July 6, 2007, the Company issued its $200,000 convertible promissory notes (the “notes”) in the aggregate principal amount of $230,000 in consideration for that same amount from Bluewater. That note bears interest at 10% per annum and is payable on demand. At the option of Bluewater, principal and accrued interest may be converted into common stock of Russoil at the rate of one (1) share for each $0.10 (ten cents) of the indebtedness. That conversion price is subject to certain anti-dilutive adjustments. See also “Sales of Unregistered Securities”.

In July 2007, Russoil advanced $200,000 to Gorstovoye through Smolenergy.

Item 13. Exhibits

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation (1)
3.1(a)	Changes to Articles of Incorporation (2)
3.1(b)	Articles of Merger (2)
3.2	By-Laws (1)
10.1	Share Exchange Agreement dated as of May 31, 2007 among Registrant, OJSE Smolenergy and its stockholders. (3)
10.2	Termination of Share Exchange Agreement (Exhibit 10.1) dated as of August 31, 2007. (4)
10.3	Share Exchange Agreement dated as of August 31, 2007 among OJSE Smolenergy and Viktor Ekimov and Amendment No. 1 thereto. (4)
10.4	Voting Agreement dated as of August 31, 2007 by and between Silvestre Hutchinson and Viktor Ekimov. (4)
10.5	Cancellation (of Shares) Agreement dated as of August 31, 2007, by and between Registrant and Silvestre Hutchinson. (4)
10.6	Registrant’s Convertible Promissory Note issued to Bluewater Partners, S.A. (4)
10.7	(Further) Amendment to the Share Exchange Agreement.*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).*
31.2	Certification of chief financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).*

(1) Filed as an exhibit to our Form SB-2 Registration Statement, filed on August 14, 2006 and incorporated herein by reference.

(2) Filed as an exhibit to our Current Report on Form 8-K, filed May 10, 2007, and incorporated herein by reference.

(3) Filed as an exhibit to our Current Report on Form 8-K, filed on June 1, 2007, and incorporated herein by reference.

(4) Filed as an exhibit to our Current Report on Form 8-K, filed on September 10, 2007, and incorporated herein by reference.

(5) Filed as an exhibit to our Current Report on Form 8-K/A, filed on February 8, 2008 and incorporated by reference herein.

* Filed herewith.

Item 14. Principal Accountant Fees and Services

Our principal outside accountant for 2007 is RBSM LLP. Our principal outside accountant was Wolinetz, Lafazan and Company, P.C. for 2006. Set forth below are the fees and expenses for RBSM LLP and Wolinetz, Lafazan and Company, P.C. for the following services provided to us in 2007 and 2006, respectively.

	2007	2006
Annual Audit and Quarterly Review Fees	$47,350	$20,000

Audit-Related Fees (1)	$-	$-

Tax Fees (2)	$-	$-

Total Fees	$47,350	$20,000

(1)
Audit-related service fees include fees for issuance of consents and comfort letters, audit and accounting assistance with respect to our financing arrangements, equity transactions and acquisitions during the year.

(2)	Tax return preparation, quarterly estimates, tax planning and tax-related research.

Our Board of Directors approves each non-audit engagement or service with or by our independent auditor. Prior to approving any such non-audit engagement or service, the Board first receives information regarding the engagement or service that is detailed as to the specific engagement or service to enable the Board to make a well-reasoned assessment of the impact of the engagement or service on the auditor’s independence. The Board approved all non-audit engagements with, and services provided by, our auditors during 2007.

[Remainder of page intentionally left blank.]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUSSOIL CORPORATION

Date: April 15, 2008	By:	/s/ Evgeny Bagay
		Name:	Evgeny Bagay
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date: April 15, 2008	By:	/s/ Evgeny Fedosov
		Name:	Evgeny Fedosov
		Title:	Chief Financial Officer
(Principal Financial and
Accounting Officer)