Form 10-Q
period 2008-03-31
RussOil CORP
filed 2008-05-30
CIK 1369092

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File Number: 333-1366149

RUSSOIL CORPORATION
(Exact name of issuer as specified in its charter)

Nevada (State of incorporation)	20-5022973 (IRS Employer ID Number)

Vozdizhenka Str. 4/7
103009
Moscow, Russia
(Address of principal executive offices)

011 7 4812 6789 12
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 14, 2008 the issuer had 210,250,000 shares outstanding.

*Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

TABLE OF CONTENTS

Page

PART I
Item 1. Financial Statements (Unaudited)	3-13
Item 2. Management’s Discussion and Analysis or Plan of Operation	14
Item 4. Controls and Procedures	17

PART II
Item 1. Legal Proceedings	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 6. Exhibits	18

PART I - FINANCIAL INFORMATION

RUSSOIL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$35,000	$-
Advances- related party	42,000	502,000
Other current assets	5,000	18,000
Total current assets	82,000	520,000

Property, plant and equipment, net	10,647,000	10,320,000

Other assets	-	36,000
Total assets	$10,729,000	$10,876,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,130,774	$231,000
Convertible note payable, related party	200,000	-
Advances from related parties	1,230,684	1,627,000
Notes payable, short-term	-	836,000
Total current liabilities	2,561,458	2,694,000

Notes payable, related party	598,000	-
Notes payable, long-term	150,000	-
Minority interest	4,248,790	-

Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.00001 par value; 14,250,000,000 shares authorized; 210,000,000 shares issued and outstanding	2,100	1,100
Additional paid in capital	5,525,647	9,031,900
Accumulated deficit prior to development stage	(2,393,000)	(2,393,000)
Deficit accumulated during development stage	(458,995)	-
Cumulative other comprehensive income (loss)	495,000	1,542,000
Total stockholders' equity	3,170,752	8,182,000

Total liabilities and stockholders' equity	$10,729,000	$10,876,000

See the accompanying notes to the unaudited condensed consolidated financial statements

RUSSOIL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

			From January 16, 2008
			(start of development stage)
	Three months ended March 31,		through
	2008	2007	March 31, 2008
Operating expenses:
Selling, general and administrative	$218,429	$116,000	$218,429
Total operating expenses	218,429	116,000	218,429

NET LOSS FROM OPERATIONS	(218,429)	(116,000)	(218,429)

Other income (expense)	50,000	12,000	50,000
Interest income (expense), net	(8,325)	(36,000)	(8,325)

Net loss before provision for income taxes	(176,755)	(140,000)	(176,755)

Income taxes (benefit)	-	-	-

Net loss before minority interest	(176,755)	(140,000)	(176,755)

Minority interest	(282,240)	2,450	(282,240)

NET LOSS	$(458,995)	$(137,550)	$(458,995)

Net loss per common share
Basic and fully diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basic and fully diluted	210,000,000	210,000,000

Comprehensive losses:
Net loss	$(458,995)	$(137,550)	$(458,995)
Foreign currency transaction gain	495,000	135,000	495,000

Comprehensive Income (Loss)	$36,005	$(2,550)	$36,005

See the accompanying notes to the unaudited condensed consolidated financial statements

RUSSOIL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JANUARY 16, 2008 (START OF DEVELOPMENT STAGE) THROUGH MARCH 31, 2008
(UNAUDITED)

	Preferred stock		Common stock		Additional	Other Comprehensive	Deficit Accumulated Prior to Development	Deficit Accumulated During Development
	Shares	Amount	Shares	Amount	Paid in capital	Income (Loss)	Stage	Stage	Total
Adjusted for recapitalization:
Balance, January 1, 2008	-	$-	110,000,000	$1,100	$9,031,900	$1,542,000	$(2,393,000)	$-	$8,182,000

Shares retained by predecessor and effect of merger with Gorstovoye LLC and assumption of liabilities on January 16, 2008 (Note 1)	-	-	100,000,000	1,000	(3,506,253)	(1,542,000)	-		(5,047,253)

Gain on foreign currency translation	-	-	-	-	-	495,000	-	-	495,000

Net loss	-	-	-	-	-	-	-	(458,995)	(458,995)
Balance, March 31, 2008	-	$-	210,000,000	$2,100	$5,525,647	$495,000	$(2,393,000)	$(458,995)	$3,170,752

See the accompanying notes to the unaudited condensed consolidated financial statements

RUSSOIL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

			From January 16, 2008
			(start of development stage)
	Three months ended March 31,		through
	2008	2007	March 31, 2008
Cash flows from operating activities:
Net loss	$(458,995)	$(137,550)	$(458,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest	282,000	-	282,000
Other adjustment	(45,000)	-	(45,000)
Increase (decrease) in:
Accounts receivable	(42,000)	-	(42,000)
Other current assets	14,000	6,000	14,000
Accounts payable and accrued liabilities	(308,000)	727,550	(308,000)
Net cash used in operating activities:	(557,995)	596,000	(557,995)

Cash flows from investing activities:
Cash received from acquisition	3,000	-	3,000
Purchases of property, plant and equipment	(325,000)	(96,000)	(325,000)
Net cash used in investing activities	(322,000)	(96,000)	(322,000)

Cash flows from financing activities:
Proceeds from advances, net to/from related parties	1,106,000	16,000	1,106,000
Payments of note payable, net	(686,000)	(747,000)	(686,000)
Net cash provided by (used in) financing activities:	420,000	(731,000)	420,000

Effect of currency change on cash	495,000	135,000	495,000

Net increase in cash and cash equivalents	35,000	-	35,000
Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	$35,000	$-	$35,000

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$-	$-	$-
Cash paid during period for taxes	$-	$-	$-

Supplemental Disclosures of Non Cash Transactions:
Acquisition - assets acquired (Note 1)	$206,000	$-	$206,000
Acquisition - liabilities assumed (Note 1)	$1,204,703	$-	$1,204,703

See the accompanying notes to the unaudited condensed consolidated financial statements

RUSSOIL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(unaudited)

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying financial statements follows:

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2007 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Basis of Presentation

Russoil Corporation, formerly Cassidy Media, Inc. ( the “Company”) , was formed under the laws of the State of Nevada in June, 2006. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, OJSC Smolenergy (“Smolenergy”) and majority owned subsidiary, Gorstovoe LLC (“Gorstovoe”). Both entities are formed under the laws of the Russian Federation and organized for the purpose of exploring and developing oil and gas properties wells in South Western Siberia. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company entered the development stage in January, 2008 , as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and has not commenced planned principal operations. To date, the Company not generated revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception as a development stage enterprise through March 31, 2008, the Company has accumulated losses of $458,995.

Combination Agreement and Corporate Restructure

Pursuant to a Combination  Agreement (“Agreement”) dated May 31, 2007, as amended, during the year ended December 31, 2007, the Company issued 110,000,000 shares of its common stock to the owner of Gorstovoe LLC, “Gorstovoye” an oil and gas exploration company organized under the laws of the Russian Federation in consideration for a 51% controlling interest in Gorstovoye.

As a result of delays in the obtaining approvals from Russian government ministries to effect the transfer and the Company obtaining satisfactory evidence of the seller’s ownership of the 51% interest in Gorstovoye, the acquisition of the 51% in Gorstovoye by the Company was not consummated until January 16, 2008, and accordingly, has been accounted during the period ended March 31, 2008. As a result of the consummation of the Agreement, there was a change in control of Russoil. In accordance with SFAS No. 141, Gorstovoye was the accounting acquiring entity. The transaction is in substance a recapitalization of Gorstovoye’s capital structure.

For accounting purposes, Russoil has accounted for the transaction as a reverse acquisition and Gorstovoye is the surviving entity. The Company did not recognize goodwill or any material intangible assets in connection with the consummated transaction. Prior to the Agreement, Russoil was an inactive corporation with no significant assets and liabilities.

The accompanying financial statements present the historical financial condition, results of operations and cash flows of the Company prior to the merger.

The total consideration paid was $998,703 and the significant components of the transaction were as follows:

RUSSOIL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(unaudited)

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (continued)

Assets acquired:	(000’s)
Advances - related party	$200
Other current assets	1
Property, plant and equipment	2
Cash	3
Total assets acquired	206
Liabilities assumed:
Advances from related parties	359
Accounts payable and accrued liabilities	245
Notes payable - related parties	401
Convertible note payable - related party	200
Total liabilities assumed	1,205
NET LIABILITIES ASSUMED	$999

The net liabilities assumed is accounted for as a recapitalization of the Company’s capital structure, and accordingly the Company has charged the $998,703 to additional paid in capital during the three months ended March 31, 2008.

Stock Based Compensation

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

In adopting SFAS No. 123(R), the Company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of the grant. In the three months ended March 31, 2008 and 2007; the Company did not grant any employee stock options.

RUSSOIL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(unaudited)

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

Liquidity

As shown in the accompanying consolidated financial statements, the Company incurred net loss of $458,995 for three months ended March 31, 2008. The Company's current liabilities exceeded its current assets by $2,343,458 as of March 31, 2008.

RUSSOIL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(unaudited)

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (continued)

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

RUSSOIL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(unaudited)

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (continued)

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

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

NOTE 2 – RELATED PARTY TRANSACTIONS

Advances to Related parties

As of March 31, 2008 and December 31, 2007, the Company advanced $42,000 and $503,000, respectively, to related parties and employees. During the three months ended March 31, 2008, the Company assigned the $503,000 advance receivable to a lender as satisfaction of the Company's obligation.

Advances From Related Parties

Entities controlled by Company shareholders and consultants have advanced funds to the Company for working capital purposes. Formal repayment terms do not exist for certain advances. The amount of the advances due the entities at March 31, 2008 and December 31, 2007 were $1,230,684 and $1,627,000, respectively.

Notes Payable to Related Parties

Notes payable to Company shareholders, entities controlled by Company shareholders and consultants as of March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008	December 31, 2007
Note payable , unsecured and due July 5, 2008 ; interest payable monthly at 8% per annum	$17,000	$-
Note payable , unsecured and due August 1, 2017 ; non-interest bearing	713,000	-
	730,000	-
Less current portion	(132,000)	-
	$598,000	$-

RUSSOIL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(unaudited)

NOTE 2 – RELATED PARTY TRANSACTIONS (continued)

Maturities of long-term debt are as follows:

Year Ended
2009	$-
2010	-
2011	-
2012	-
2013 and beyond	598,000
$598,000

NOTE 3 – CONVERTIBLE NOTE PAYABLE – RELATED PARTY

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

NOTE 4 – NOTES PAYABLE

The Company borrowed funds and issued notes payable that consist of the following obligations as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007

Notes payable	$150,000	$836,000
Less current portion	-	(836,000)
	$150,000	$-

Maturities of long-term debt are as follows:

Year Ended
2009	$-
2010	-
2011	-
2012	-
2013 and beyond	150,000
$150,000

NOTE 5 – CAPITAL STOCK

Preferred stock

The Company is authorized to issue 5,000,000 shares, $0.0001 par value, of preferred stock. There are no issued or outstanding shares of preferred stock

Common Stock

The Company is authorized to issue 14,250,000,000 shares, $0.00001 par value, of its common stock. As of March 31, 2008 , there are 210,000,000 shares issued and outstanding (See Note 1).

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

In September 2007, pursuant to the Combination Agreement, the Company issued 110,000,000 shares of common stock and additionally canceled 242,000,000 shares in conjunction with the Company’s acquisition of a 51% interest in Gorstovoye LLC which was consummated in January 2008 (see Note 1).

RUSSOIL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

Foreign Currency and Political Risks

The Company is in the development stage of owing and operating mines and its current market is Russina Federation. Operations outside the United States may be subject to certain risks which ordinarily would not be expected to exist in the United States, including foreign currency restrictions, extreme exchange rate fluctuations, expropriation of assets, civil uprisings and riots, war, unanticipated taxes including income taxes, excise duties, import taxes, export taxes, sales taxes or other governmental assessments, availability of suitable personnel and equipment, termination of existing contracts and leases, government instability and legal systems of decrees, laws, regulations, interpretations and court decisions which are not always fully developed and which may be retroactively applied. Management is not presently aware of any events of the type described in the country in which it presently operates that have not been provided for in the accompanying financial statements.

Based upon the advice of local advisors concerning the interpretation of the laws, practices and customs of the Russina Federation, management believes the Company follows the current practices in the Country; however, because of the nature of these potential risks, there can be no assurance that the Company may not be adversely affected by them in the future. The Company does not insure any of its equipment in countries outside the United States against certain political risks and terrorism

NOTE 7 – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the three months ended March 31, 2008, the Company incurred a loss of $458,995 and had a working capital deficit of $2,479,458 as of March 31, 2008. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

In order to improve the Company's liquidity, the Company's management is actively pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing

Item 2.  Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Form 10-Q. The matters discussed herein contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), which involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed and the risks discussed in our other filings with the Securities and Exchange Commission (the “SEC”). Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

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

Upon closing of the Combination Agreement (as defined below), the Company became the sole owner of OJSE Smolenergy, a Corporation formed under the laws of the Russian Federation (“Smolenergy”) on October 28, 2006, to invest in Russian oil and gas energy fields.

On January 16, 2008, the Company, through its ownership of Smolenergy, consummated its acquisition of a 51% interest in Gorstovoye, LLC (“Gorstovoye”), formed in April 23, 2002 to invest in oil and petroleum assets. Gorstovoye has obtained licenses from the Federal Agency of the Ministry of Natural Resources of the Russian Federation (the “Ministry”) for the Gorstovoye oil field until:

•	March 18, 2014, conduct mineral exploration and production including oil and gas;
•	December 31, 2008, conduct oil and gas well operations, with an expected extension until March 18, 2014;
•	December 31, 2008, drill three oil and gas wells;
•	December 31, 2008, produce about 14 thousand tones of oil.

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

On November 23, 2006, the Commission of the Rosprirodnadzor (supervising body for natural resources) Administration for the Tomskaya area found four instances of non-compliance with the conditions for the use of the Grostovoye oilfield. Thereafter, the same instances of non-compliance were stated in a Rosnedra (Governmental Department for subsoil management) letter of April 20, 2006. On May 10, 2006, the Rosprirodnadzor Commission directed that the requirements of the License Agreement and other criticisms made by that Commission be met within 9 months. In effect, there were only two shortcomings. First, drawing-up of a project to scientifically substantiate new volumes of oil and gas production. Second, a plan to eliminate oil leakage be created. The Company believes it has met these last two remaining requirements. It is the Company’s view that they are immaterial.

On October 15, 2007, the plan to eliminate oil spillage was drawn up, approved by the Siberian Regional Center of the Russian Emergency Situations Ministry, the Rosprirodnadzor Administration for the Tomskaya area and the Rostechnadzor (supervising body for machinery and equipment) Administration for the Tomskaya area, and also there was set into operation the plan of actions for oil leakage prevention on the Gorstovoye hazardous production facilities located in the Gorstovoye oilfield in the Alexandrovsk district of the Tomskaya area.

As for oil production, on June 16, 2006, the OOO Gostovoye and OAO TomskNIPIoil VNK, a scientific Siberian institute, entered into an agreement for development of scientific and technical product – Project of the Gorstovoye oilfield production testing. Work under that agreement began on June 16, 2007 and the date for that product presentation was June 16, 2008.

On May 6, 2008, the final version of the product presentation together with all remarks was considered by the Central Commission for Natural Resources for Khanty-Mansijski National Okrug, city of Yugra, and approved as the Project of the Gorstovoye oilfield production testing for three year term.

Now the Project of the Gorstovoye oilfield production testing is under consideration for final approval by the Rosnedra Central Commission for Natural Resources.

Period Ended March 31, 2008 Compared to Period Ended March 31, 2007

Revenues

We have generated no operating revenues from operations from our inception. We believe we will begin earning revenues from operations in 2008 from actual operation as we transition from a development stage company to that of an active growth stage company. Accordingly, the comparison of current period operating results with those of prior periods is not meaningful.

Costs and Expenses

From our inception as a development stage company in January 2008 through March 31, 2008, we have not generated any revenues and have incurred cumulative losses of $458,995. In addition, a significant part of the overall remaining costs are associated principally with compensation to employees and consultants and professional services rendered. Selling, general and administrative (“SG&A”) expenses for the quarter ended March 31, 2008 increased from $116,000 in the quarter ended March 31, 2007 to $218,429 for the quarter ended March 31, 2008, or $102,429. SG&A expenses consisted of accounting, legal, consulting, startup and organizational expenses. As a result of the above-mentioned expenses, net losses increased from $137,550 in the quarter ended March 31, 2007 to $458,995 for the quarter ended March 31, 2008, or $321,445.

Liquidity and Capital Resources

As of March 31, 2008, we had $35,000 in cash. We incurred a net loss of $458,995 for the three months ended March 31, 2008. In addition, we had a working capital deficit of $2,479,458 as of March 31, 2008.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required within the next 3 months in order to meet our current and projected cash flow deficits from operations and development. We have sufficient funds to conduct our operations for several months, but not for 3 months or more. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

Off-Balance Sheet Arrangements

None

Foreign Currency Fluctuations
Foreign Currency and Political Risks

The Company is in the development stage of owing and operating mines and its current market is Russina Federation. Operations outside the United States may be subject to certain risks which ordinarily would not be expected to exist in the United States, including foreign currency restrictions, extreme exchange rate fluctuations, expropriation of assets, civil uprisings and riots, war, unanticipated taxes including income taxes, excise duties, import taxes, export taxes, sales taxes or other governmental assessments, availability of suitable personnel and equipment, termination of existing contracts and leases, government instability and legal systems of decrees, laws, regulations, interpretations and court decisions which are not always fully developed and which may be retroactively applied. Management is not presently aware of any events of the type described in the country in which it presently operates that have not been provided for in the accompanying financial statements.

Based upon the advice of local advisors concerning the interpretation of the laws, practices and customs of the Russina Federation, management believes the Company follows the current practices in the Country; however, because of the nature of these potential risks, there can be no assurance that the Company may not be adversely affected by them in the future. The Company does not insure any of its equipment in countries outside the United States against certain political risks and terrorism.

Currency Consideration

The Company translates the foreign currency financial statements of its Russian subsidiary in accordance with the requirements of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Assets and liabilities are translated at the rates of exchange at the balance sheet date, and related revenue and expenses are translated at average monthly exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholders' equity. Foreign currency transaction gains and losses are included in the statement of income.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect our reported results of operations and the amount of reported assets, liabilities and proved oil and gas reserves. Some accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. Actual results may differ from the estimates and assumptions used in the preparation of our consolidated financial statements. Described below are the most significant policies we apply in preparing our consolidated financial statements, some of which are subject to alternative treatments under accounting principles generally accepted in the United States of America. We also describe the most significant estimates and assumptions we make in applying these policies.

Oil and Gas Activities

Accounting for oil and gas activities is subject to special, unique rules. Two generally accepted methods of accounting for oil and gas activities are available — successful efforts and full cost. The most significant differences between these two methods are the treatment of exploration costs and the manner in which the carrying value of oil and gas properties are amortized and evaluated for impairment. The successful efforts method requires exploration costs to be expensed as they are incurred while the full cost method provides for the capitalization of these costs. Both methods generally provide for the periodic amortization of capitalized costs based on proved reserve quantities. Impairment of oil and gas properties under the successful efforts method is based on an evaluation of the carrying value of individual oil and gas properties against their estimated fair value, while impairment under the full cost method requires an evaluation of the carrying value of oil and gas properties included in a cost center against the net present value of future cash flows from the related proved reserves, using period-end prices and costs and a 10% discount rate.

Full Cost Method

We intend to use the full cost method of accounting for our oil and gas activities. Under this method, all costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized into a cost center (the amortization base). Such amounts include the cost of drilling and equipping productive wells, dry hole costs, lease acquisition costs and delay rentals. Costs associated with production and general corporate activities are expensed in the period incurred. The capitalized costs of our oil and gas properties, plus an estimate of our future development and abandonment costs are amortized on a unit-of-production method based on our estimate of total proved reserves. Our financial position and results of operations would have been significantly different had we used the successful efforts method of accounting for our oil and gas activities.

Proved Oil and Gas Reserves

Our engineering estimates of proved oil and gas reserves directly impact financial accounting estimates, including depreciation, depletion and amortization expense and the full cost ceiling limitation. Proved oil and gas reserves are the estimated quantities of oil and gas reserves that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under period-end economic and operating conditions. The process of estimating quantities of proved reserves is very complex, requiring significant subjective decisions in the evaluation of all geological, engineering and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of numerous factors including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Changes in oil and gas prices, operating costs and expected performance from a given reservoir also will result in revisions to the amount of our estimated proved reserves.

Depreciation, Depletion and Amortization

The quantities of estimated proved oil and gas reserves are a significant component of our calculation of depletion expense and revisions in such estimates may alter the rate of future expense. Holding all other factors constant, if reserves are revised upward, earnings would increase due to lower depletion expense. Likewise, if reserves are revised downward, earnings would decrease due to higher depletion expense or due to a ceiling test write-down.

Full Cost Ceiling Limitation

Under the full cost method, we are subject to quarterly calculations of a ceiling or limitation on the amount of our oil and gas properties that can be capitalized on our balance sheet. If the net capitalized costs of our oil and gas properties exceed the cost center ceiling, we are subject to a ceiling test write-down to the extent of such excess. If required, it would reduce earnings and impact stockholders’ equity in the period of occurrence and result in lower amortization expense in future periods. The discounted present value of our proved reserves is a major component of the ceiling calculation and represents the component that requires the most subjective judgments. However, the associated prices of oil and gas reserves that are included in the discounted present value of the reserves do not require judgment. The ceiling calculation dictates that prices and costs in effect as of the last day of the quarter are held constant. However, we may not be subject to a write-down if prices increase subsequent to the end of a quarter in which a write-down might otherwise be required. If oil and gas prices decline, even if for only a short period of time, or if we have downward revisions to our estimated proved reserves, it is possible that write-downs of our oil and gas properties could occur in the future.

Future Development and Abandonment Costs

Future development costs include costs incurred to obtain access to proved reserves such as drilling costs and the installation of production equipment. Future abandonment costs include costs to dismantle and relocate or dispose of our production platforms, gathering systems and related structures and restoration costs of land and seabed. Our operators develop estimates of these costs for each of our properties based upon their geographic location, type of production structure, well depth, currently available procedures and ongoing consultations with construction and engineering consultants. Because these costs typically extend many years into the future, estimating these future costs is difficult and requires management to make judgments that are subject to future revisions based upon numerous factors, including changing technology and the political and regulatory environment. We review our assumptions and estimates of future development and future abandonment costs on an annual basis.

The accounting for future abandonment costs changed on January 1, 2003 with the adoption of SFAS No. 143, Accounting for Asset Retirement Obligations. This new standard requires that a liability for the discounted fair value of an asset retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Holding all other factors constant, if our estimate of future abandonment and development costs is revised upward, earnings would decrease due to higher depreciation, depletion and amortization (DD&A) expense. Likewise, if these estimates are revised downward, earnings would increase due to lower DD&A expense. Of the total ARO, $41,552 and $25,300 are classified as a long-term liability at March 31, 2007 and 2006, respectively. For each of the years ended March 31, 2007 and 2006, the Company recognized no depreciation expense related to its ARO, due to the assumption of a full offset of salvage values.

Allocation of Purchase Price in Business Combinations

As part of our business strategy, we actively pursue the acquisition of oil and gas properties. The purchase price in an acquisition is allocated to the assets acquired and liabilities assumed based on their relative fair values as of the acquisition date, which may occur many months after the announcement date. Therefore, while the consideration to be paid may be fixed, the fair value of the assets acquired and liabilities assumed is subject to change during the period between the announcement date and the acquisition date. Our most significant estimates in our allocation typically relate to the value assigned to future recoverable oil and gas reserves and unproved properties. As the allocation of the purchase price is subject to significant estimates and subjective judgments, the accuracy of this assessment is inherently uncertain.

Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, under which goodwill is no longer subject to amortization. Rather, goodwill of each reporting unit is tested for impairment on an annual basis, or more frequently if an event occurs or circumstances change that would reduce the fair value of the reporting unit below its carrying amount. In making this assessment, we rely on a number of factors including operating results, economic projections and anticipated cash flows. As there are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment, there is risk that the carrying value of our goodwill may be overstated. If it is overstated, such impairment would reduce earnings during the period in which the impairment occurs and would result in a corresponding reduction to goodwill.

Revenue Recognition

We recognize revenue when crude oil and natural gas quantities are delivered to or collected by the respective purchaser. We sell our crude oil production to two independent purchasers and as of March 31, 2007, we did not have any natural gas sales. Title to the produced quantities transfers to the purchaser at the time the purchaser collects or receives the quantities. Prices for such production are defined in sales contracts and are readily determinable based on certain publicly available indices. The purchasers of such production have historically made payment for crude oil and natural gas purchases within thirty-five days of the end of each production month. We periodically review the difference between the dates of production and the dates we collect payment for such production to ensure that receivables from those purchasers are collectible. All transportation costs are accounted for as a reduction of oil and natural gas sales revenue.

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

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

As of the end of the period year covered by this report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a - 15(e) of the Exchange Act. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures need improvement and were not adequately effective as of March 31, 2008 to ensure timely reporting with the Securities and Exchange Commission. Our management is in the process of identifying deficiencies with respect to our disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
Item 1. Legal Proceedings

In January 2007, a judgment by a Moscow court (case #A40-67467/06-4-487) was entered against Gorstovoye in favor of a service provider for approximately 4,160,000 Russian Rubles (approximately US$169,000). Gorstovoye is also a defendant in a proceeding before the Moscow Arbitration court (case #A40-3752/07-50-38). The claimant, LLC “Insider” is seeking to hold Gorstovoye responsible for an alleged debt of JSC “Tomsktruboprovodsroy” in the total amount of RUB 6.8 million (approximately US$290,000 at the CBR exchange rate as of April 14, 2008). Allegedly, Gorstovoye signed an agreement to pay this debt. Gorstovoye’s defense is that it has never agreed to assume this obligation and the signature on the agreement is a forgery. This matter has now been determined in favor of Grostoyoye.

Item 2. Unrequested Sales of Equity Securities and Use of Proceeds

A Combination Agreement was entered into on August 31, 2007 by the Company, Smolenergy and its stockholders, with Mr. Viktor Ekimov, canceling all indebtedness of Smolenergy, relating to Gorstovoye, Smolenergy’s majority owned subsidiary, to him in exchange for 110,000,000 shares of Russoil’s common stock while Smolenergy’s shareholders surrendered their holdings in Smolenergy to Russoil and, simultaneously, Mr. Silvestre Hutchinson, previously Russoil’s sole executive officer and director, cancelled 242,000,000 shares of the Company owned by him. As later amended, the Combination Agreement permits the transfer of the shares to ZAO Ariust (“Ariust”). Ariust is believed to be owned and controlled by Viktor Ekimov. Pursuant to the Combination Agreement, the owners of Gorstovoye exchanged a 51% interest in Gorstovoye for 110,000,000 shares of the Company's common stock, representing approximately 52% of the Company's outstanding common stock, after the return to treasury of and retirement of the 242,000,000 shares of the Company's common stock. The transfer of the 51% interest in Gorstovoye to the Company pursuant to the Combination Agreement was consummated on January 16, 2008.

The Company believes that the sale of its shares to Mr. Ekimov were exempt from the registration requirements of the Securities Act, pursuant to Regulation S promulgated under the Securities Act, Mr. Ekimov is believed to be a citizen or resident of the Russian Federation and the acquisition of Gorstovoye was capable of being completed only in that federation and Section 4(2) of the Securities Act, based upon the representation of Mr. Ekimov in the Combination Agreement to the effect that he was a sophisticated investor. The certificates for Mr. Ekimov’s shares bear Securities Act restrictive legends and our transfer agent has been instructed to impose “stop transfer” instructions on the certificates for said shares.

Purchases of equity securities by the issuer and affiliated purchasers

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

RUSSOIL CORPORATION

Date: May 20, 2008	By:	/s/ Evgeny Bagay
	Name:	Evgeny Bagay
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2008	By:	/s/ Evgeny Fedosov
	Name:	Evgeny Fedosov
	Title:	Chief Financial Officer
(Principal Financial and Accounting
Officer)